Form 10-Q
period 1996-09-30
REPUBLIC ENGINEERED STEELS INC
filed 1996-11-13
CIK 913883

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q

                                   ----------

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended September 30, 1996

                                       or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from ___________ to ___________

                         Commission file number: 0-25900

                        REPUBLIC ENGINEERED STEELS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        52-1635079
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                             410 OBERLIN ROAD, S.W.
                              MASSILLON, OHIO 44647
                                 (330) 837-6000
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996: 19,706,578 million

===============================================================================

                          PART I. FINANCIAL INFORMATION
                          ------

ITEM 1.  FINANCIAL STATEMENTS

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    1996            1995
                                                                            ------------    ------------
Net sales ...............................................................   $    183,421    $    183,005
Cost of product sold (including depreciation
   of $6,466 and $4,011 for 1996 and 1995)  .............................        170,519         164,666
                                                                            ------------    ------------
     Gross profit .......................................................         12,902          18,339
Selling expenses ........................................................          2,595           2,671
General and administrative expenses .....................................          8,909           9,205
Postretirement benefits charges .........................................          4,319           4,080
Non-cash ESOP charges ...................................................          7,928           8,191
Other charges (credits), net
     Interest expense ...................................................          6,669           6,661
     Capitalized interest ...............................................           --            (4,126)
     Interest income ....................................................           (122)           (158)
     Miscellaneous, net .................................................           (138)           (220)
                                                                            ------------    ------------
Loss before income taxes ................................................   $    (17,258)   $     (7,965)
     Income tax benefit .................................................          6,903           3,186
                                                                            ------------    ------------
Net  loss ...............................................................   $    (10,355)   $     (4,779)
                                                                            ============    ============


(Net loss) per Common Share
---------------------------
Primary .................................................................          ($.53)          ($.24)
Average shares and share equivalent outstanding .........................     19,706,578      19,902,592








See accompanying notes to condensed consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1996 AND JUNE 30, 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          ASSETS                                             9/30/96      6/30/96*
                                                                                            ---------    ---------
                                                                                           (unaudited)
Current assets
   Cash and cash equivalents ............................................................   $   9,531    $   2,074
   Receivables, less trade receivable allowance for doubtful accounts  of $1,635
     (unaudited) at September 30, 1996 and $1,948 at June 30, 1996 ......................      71,018       76,712
   Inventories ..........................................................................     165,097      163,426
   Deferred income taxes ................................................................       9,184       10,639
   Other current assets .................................................................       2,810        2,052
                                                                                            ---------    ---------
     Total current assets ...............................................................     257,640      254,903
Property, plant and equipment, net ......................................................     324,264      331,079
Intangibles and other assets, net .......................................................      30,605       31,097
Restricted cash .........................................................................       2,279        2,250
Deferred income taxes ...................................................................      29,606       21,248
                                                                                            ---------    ---------
     Total assets .......................................................................     644,394      640,577
                                                                                            =========    =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Current liabilities ................................................................     112,503      112,723
                                                                                            ---------    ---------
     Total current liabilities ..........................................................     112,503      112,723
                                                                                            ---------    ---------
Long-term debt, excluding current maturities ............................................     284,252      280,956
Postretirement benefit obligation .......................................................     116,973      113,169
Defined benefit pension obligation ......................................................      20,993       21,601
Accrued environmental costs .............................................................      19,005       19,605
Other liabilities .......................................................................       3,551        3,550
Deferred income taxes ...................................................................        --           --
                                                                                            ---------    ---------
     Total liabilities ..................................................................   $ 557,277    $ 551,604
Special preferred stock, $.01 par value, one share authorized, one
   share issued, liquidation value of $1,500 ............................................           2            2
Common stock, $.01 par value; authorized 27,000,000
   shares; issued 19,707,923 shares .....................................................         197          197
Additional paid-in capital ..............................................................     275,270      275,270
(Accumulated deficit) ...................................................................    (149,123)    (138,767)
                                                                                            ---------    ---------
                                                                                              126,346      136,702
Less receivable from Employee Stock Ownership Trust .....................................      39,221       47,721
Less treasury stock, at cost, including 1,345 common shares at June 30, 1996
   and 1,345 (unaudited) common shares at September 30, 1996 ............................           8            8
                                                                                            ---------    ---------
     Total shareholders' equity .........................................................      87,117       88,973
Commitments and contingencies (notes 4 and 5) ...........................................        --           --
                                                                                            ---------    ---------
                                                                                            $ 644,394    $ 640,577
                                                                                            =========    =========

*  Condensed from audited consolidated financial statements.

      See accompanying notes to condensed consolidated financial statements

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                1996        1995
                                                                              --------    --------
Cash flows from operating activities
   Net loss ...............................................................   $(10,355)   $ (4,779)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization ..........................................      7,276       4,825
   Non-cash ESOP charges ..................................................      7,928       8,191
   Deferred income tax benefit ............................................     (6,903)     (3,186)
   Change in operating assets and liabilities
     (Increase) decrease in working capital ...............................      4,696     (11,119)
     Decrease in other operating assets and liabilities ...................      2,378       2,576
                                                                              --------    --------
           Total Adjustments ..............................................     15,375       1,287
                                                                              --------    --------
           Net cash provided by (used in) operating activities ............      5,020      (3,492)
                                                                              --------    --------
Cash flows from investing activities
   Additions to property, plant and equipment .............................     (1,040)    (21,217)
   Capitalized interest ...................................................       --        (4,126)
                                                                              --------    --------
           Net cash used in investing activities ..........................     (1,040)    (25,343)
                                                                              --------    --------
Cash flows from financing activities
   Borrowings under revolving credit facility .............................      3,296      24,000
   Other financing activities .............................................        181       2,660
                                                                              --------    --------
           Net cash provided by financing activities ......................      3,477      26,660
                                                                              --------    --------
Net  increase (decrease) in cash and cash equivalents .....................      7,457      (2,175)
Cash and cash equivalents at beginning of period ..........................      2,074       4,609
                                                                              --------    --------
Cash and cash equivalents at end of period ................................   $  9,531    $  2,434
                                                                              ========    ========
Supplemental disclosure of cash flow information
   Interest paid  (net of amount capitalized) .............................   $    359    $    272
                                                                              ========    ========




     See accompanying notes to condensed consolidated financial statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1996 (UNAUDITED) AND JUNE 30, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) FINANCIAL STATEMENT PRESENTATION:
         The consolidated interim financial statements presented herein have been prepared by Republic Engineered Steels, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that all adjustments necessary for a fair presentation have been made. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

         (B) ORGANIZATION
         On April 28, 1995, Republic Engineered Steels, Inc. ("Republic" or the "Company") issued 8,050,000 shares of its common stock in an Initial Public Offering (IPO). Prior to the IPO, the Company was owned by substantially all of its employees through an Employee Stock Ownership Plan (ESOP). The ESOP acquired all of the originally issued common shares of the Company on November 28, 1989 with the proceeds of two loans from the Company in the amounts of $190,000 (Loan
A) and $30,000 (Loan B), respectively, each bearing interest at 10 percent per annum. The ESOP obtains the funds to repay the loans primarily through tax deductible contributions made by the Company to the ESOP based on annual stipulated percentages of employee compensation or dividends. The ESOP is repaying Loan A and Loan B (plus interest) over their respective maturity periods. Subsequent to the IPO, the ESOP owns approximately 58 percent of the common stock of the Company.

         The company produces a wide range of special bar quality (SBQ) hot-rolled and cold-finished steels and specialty steel bars for the automotive, heavy equipment manufacturing, aerospace, and power generation industries.

         The Company's principal customers are manufacturers in the automotive, machinery, industrial equipment, machine and hand tools, and aviation and aerospace industries, as well as independent forgers who supply finished parts to the aforementioned industries. The Company also has significant sales to steel service centers.

         Although the Company has a nationwide customer base, approximately 67 percent of its shipments for fiscal year 1996 were to customers in the states of Indiana, Illinois, Michigan, New York, Ohio and Pennsylvania.

         (C) PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Republic Engineered Steels, Inc. and its wholly owned subsidiaries, Nimishillen & Tuscarawas Railway Company and The Oberlin Insurance Company. All significant intercompany balances have been eliminated in consolidation.

         (D) CASH EQUIVALENTS
         The Company considers all short-term investments with maturities at date of purchase of three months or less to be cash equivalents.

         (E) INVENTORIES
         Inventories are carried at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.

         (F) PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment is recorded at cost less depreciation accumulated to date. Depreciation is computed on the straight-line method over the estimated useful lives of the assets; the range of useful lives is 15-25 years for buildings and 3-25 years for machinery and equipment. Accelerated methods are used for income tax purposes.

         (G) INTANGIBLES
         Intangible assets consist primarily of deferred loan and bond fees and intangible pension assets. The deferred loan and bond fees are being amortized on a straight-line basis over the lives of the related debt instruments and the pension asset is being amortized over the workforce's estimated remaining years of service.

         (H) INCOME TAXES
         The Company accounts for income taxes pursuant to the asset and liability method. Under that method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (I) ENVIRONMENTAL COSTS
         The Company and other basic steel companies have in recent years become subject to increasingly demanding environmental standards imposed by federal, state and local environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company establishes a liability for an amount which the Company believes is adequate, based on information currently available, to cover the costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

         The stated amount represents an estimate of the environmental remediation costs associated with future events triggering or confirming the costs that, in management's judgment, are likely to occur. This estimate is based on currently available facts, existing technology, and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount.

         (J) NET LOSS PER COMMON SHARE
         The net loss per common share computations are based upon the weighted average number of shares of common stock equivalents outstanding during each fiscal year.

(2)  INVENTORIES

         Inventories are carried at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method.

         Inventories consist of the following (in thousands):

                                                                         SEPTEMBER 30,   JUNE 30,
                                                                            1996           1996
                                                                         -------------   --------
                                                                         (UNAUDITED)
Raw materials ......................................................      $ 10,339        $ 10,401
Finished and semifinished product ..................................       153,092         150,711
Supplies, molds, and stools ........................................         1,666           2,314
                                                                          --------        --------
                                                                          $165,097        $163,426
                                                                          ========        ========

(3)  LONG-TERM DEBT

Long-term debt of the Company consists of the following (in thousands):

                                                                         SEPTEMBER 30,      JUNE 30,
                                                                             1996             1996
                                                                         -------------      --------
                                                                         (UNAUDITED)
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 ........        $ 53,700        $ 53,700
8 1/4% Solid Waste Revenue Bonds due October 1, 2014 ...............         $20,200        $ 20,200
9 7/8% First Mortgage Notes due December 15, 2001 ..................         200,000         200,000
Revolving Credit Agreement .........................................          10,300           7,000
Other ..............................................................              52              56
                                                                            --------        --------
                                                                             284,252         280,956
Less Current Maturities of Long-term debt ..........................            --              --
                                                                            --------        --------
                                                                            $284,252        $280,956
                                                                            ========        ========



         On October 28, 1994, the Company obtained $20.2 million of financing through the issuance of 8 1/4 percent Solid Waste Revenue Bonds due October 1, 2014 (Bonds) in connection with the solid waste disposal facilities installed at the Cast-Roll facility. On June 1, 1996, the Company obtained $53,700 of financing through the issuance of 9 percent Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its Cast-Roll facility. These bonds were issued in addition to the Solid Waste Revenue Bonds, Series 1994, noted above, to assist in financing the facilities. As of September 30, 1996, the Company had available $2,279 of the $53,700, which is classified as long-term restricted cash in the accompanying consolidated balance sheet.

         On December 15, 1993, the Company issued $200 million aggregate principal amount of 97/8% First Mortgage Notes due December 15, 2001 (the "Notes") in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. At any time before December 15, 1996, the Company may redeem the Notes with the proceeds of a public offering of its common stock at a redemption price of 109 7/8% of the principal amount thereof plus accrued interest provided that at least $140 million aggregate principal amount remains outstanding after the redemption. The Notes are secured by a mortgage on the Company's property, plant and equipment at December 15, 1993. The Notes contain affirmative and negative covenants, including provisions for restrictions on additional borrowings, investments, payments, the sale or disposal of assets, payment of dividends and liens, as well as change of control provisions.

         The Company's $90 million revolving credit facility has a four-year term expiring in December 1997. As of September 30, 1996 and June 30, 1996, $79.7 million (unaudited) and $83 million respectively of the credit facility remained available. The facility is secured by the Company's receivables, inventories, subsidiaries' stock, short-term investments, and certain intangible assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories.

         The Company has $10.3 million under the Credit Agreement due to be repaid in fiscal 1998. Otherwise, no long-term debt matures during the next five years.

(4)  ENVIRONMENTAL COMPLIANCE

         The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make material expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could possibly incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain facilities. The Company believes that these costs are most likely to be in the range of $13 million to $27 million. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third party recoveries. The reserve to cover potential environmental liabilities was $19.4. million (unaudited) at September 30, 1996 and $20.0 million at June 30, 1996.

         The reserve has been established and is monitored based on continuing reviews of the reserve, each matter comprising the reserve, and whether any new matters should be included in the reserve, using currently available information relative to enacted laws and regulations and existing technology. These reviews are performed periodically by an in-house committee comprised of representatives experienced in environmental matters from the environmental, law, operating, and accounting departments in consultation with outside legal and technical experts, as necessary.

(5)  LEGAL PROCEEDINGS

         In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of nineteen former Company salaried employees whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee are age discrimination under both federal and state laws, breach of employment contract, promissory estoppel and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee is lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500,000 on each count, punitive damages of $500,000 under the public policy count, prejudgment interest and attorneys' fees. The Company has denied all of the claims and intends to contest them vigorously. The Company's motion for summary judgment with respect to these cases was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. Management does not believe that the remaining claims will have a material adverse effect upon the Company.

         The Company is involved in other legal proceedings, including various environmental proceedings with governmental authorities, product liability litigation and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. The Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED
                               SEPTEMBER 30, 1995

         The Company's financial performance in the first quarter of fiscal year 1997 was significantly affected by falling prices without a corresponding decrease in operating costs even though the direct cost of operating the Cast-Roll(TM) facility improved. During that period, 45% of semi-finished carbon and alloy steel products manufactured by the Company were produced at the Cast-Roll(TM) facility which represents approximately 59% of the facility's capacity. Further improvement in facility utilization is expected to occur in the 2nd and 3rd fiscal quarters of 1997.

         Net sales for the first quarter of fiscal year 1997 totaled approximately $183.4 million on 234,712 net tons of steel shipments compared to approximately $183.0 million and shipments of 219,877 net tons for the year earlier period. Despite the 6.7% increase in shipping volume, sales revenues remained relatively flat. The company's average selling price per ton fell by 6.1% to $781 per ton versus $832 per ton for the year earlier period as a result of a lower percentage of shipments of value added cold finished products coupled with downward price pressure created by the potential for new entrants into the SBQ market, a softening economy in the steel sector generally and slackening demand for many of the Company's products, particularly value added cold finished products, although sales of certain hot rolled products increased substantially from the year ago period.

         Cost of products sold increased by 3.6% to $170.5 million versus $164.7 million for the year earlier quarter. The increase is the result of higher production levels and a $2.5 million increase in depreciation charges associated with the Cast-Roll(TM) facility. Scrap costs increased slightly, representing 24.6% of total cost of goods sold compared to 24.2% in the year ago quarter while costs for other raw materials decreased from 11.9% of total cost of goods sold to 11.1% for the current quarter. This decrease is the result of lower prices, particularly for nickel and molybdenum. Overall, on a cost per ton shipped basis, manufacturing costs decreased from $749 per ton to $727 per ton in the current quarter, or approximately 3 percent despite a $10 per ton increase in depreciation charges related to the Cast-Roll(TM) facility. Additionally, various initiatives were undertaken to redeploy the workforce which resulted in lower labor utilization despite the increased shipping level.

         Selling, general and administrative expenses decreased to approximately $11.5 million from approximately $11.9 million for the first quarter of fiscal year 1997 versus the year earlier quarter, and represent approximately 6.3% and 6.5% of sales revenue for the first quarter 1997 and 1996, respectively.

         Net periodic postretirement benefit charges accrued totaled approximately $4.3 million for the quarter ended September 30, 1996, an increase of approximately $.2 million versus the same quarter one year earlier. The increase is a reflection of additional service cost and interest cost related to the unfunded liability.

         Non-cash ESOP charges totaled approximately $7.9 million versus $8.2 million in the year ago quarter. The charges are based on a contribution rate of 18% of employee compensation for both periods and the decreased charge for the current period reflects lower labor utilization despite the increased shipment level.

         Cash interest expense totaled approximately $6.7 million for the first quarter of fiscal year 1997, unchanged from the year earlier quarter. In the first quarter of fiscal year 1996, the Company recorded a $4.1 million credit for capitalized interest associated with the construction of the Cast-Roll(TM) facility. Effective January 1, 1996, the new facility was substantially complete and operational, and accordingly, interest is no longer being capitalized.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments as of September 30, 1996 totaled $9.5 million compared to $2.1 million as of June 30, 1996. The increase is primarily the result of an abnormally large cash collection from customers at the end of September 1996 which was used in early October 1996 to reduce borrowings under the Company's $90 million revolving credit agreement with the First National Bank of Boston (the "Revolving Credit Agreement").

         On December 15, 1993, the Company issued $200 million aggregate principal amount of 9 7/8 percent First Mortgage Notes due December 15, 2001 (Notes) in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. At any time before December 15, 1996, the Company may redeem a portion of the Notes with the proceeds of a public offering of its common stock at a redemption price of 1097/8 percent of the principal amount thereof plus accrued interest provided that at least $140 million aggregate principal amount remains outstanding. The Notes are secured by a mortgage on substantially all of the Company's property, plant and equipment as of December 15, 1993. Capital expenditures subsequent to that date for plant and equipment (including the Cast-Roll(TM) facility) aggregating approximately $238.6 million are not part of the security for the Notes. The Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and liens, as well as change of control provisions.

         On October 28, 1994, the Ohio Water Development Authority ("the Authority") issued $20.2 million of 8 1/4 percent Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of the face amount in connection with the solid waste disposal facilities installed at the Cast-Roll(TM) facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the Cast-Roll(TM) facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. The Company had available $2.28 million and $2.25 million as of September 30 and June 30, 1996, respectively, from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

         The Revolving Credit Agreement, which expires in December 1997, is secured by the Company's receivables, inventories, subsidiaries' stock, short-term investments, and certain intangible assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories. As of September 30, 1996, the Company had $10.3 million outstanding under its Revolving Credit Agreement, which borrowings are due in December 1997. Otherwise, no long-term debt matures during the next five years.

         The Revolving Credit Agreement provides up to $20 million for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to the Eurodollar rate plus 2 1/2 percent or the Alternate Base Rate plus 1 1/4 percent of the First National Bank of Boston ("FNBB"), at the Company's option. These rates increase by 2 percent if the Company does not meet certain financial tests. The borrowing base under the Credit Agreement is the sum of 53 percent of "Eligible Inventory" up to a maximum of $75 million and 80 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby letter of credit and 2 percent per annum on the maximum drawing amount of each documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 1/2 percent per annum on the average daily unused amount of the facility is payable quarterly.

         The Revolving Credit Agreement contains affirmative and negative covenants including provisions for the maintenance of increasing levels of consolidated net worth, requirements for minimum coverage of interest and debt service, restrictions on additional borrowings, capital expenditures, certain investments, stock issuances, and the payment of dividends.

         The Company believes that cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to meet its cash needs in the foreseeable future.

         Forward looking statements herein are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel, fluctuations in demand, specifically in the automotive market; potential equipment malfunction; and construction and repair delays.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               See Item 1, Financial Statements, footnote (5) Legal Proceedings.

ITEM 2.  CHANGES IN SECURITIES

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Stockholders of the Company was held on October 23, 1996. The only matter voted upon was the election of seven directors. Set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting of Stockholders and the votes cast and/or withheld with respect to each such nominee.

                                      For                    Withheld
James B. Riley                    16,064,503 shares      2,381,884 shares
Stephen S. Higley                 16,076,015 shares      2,370,372 shares
Sam Camens                        16,392,923 shares      2,053,464 shares
Martin J. Manley                  16,448,283 shares      1,998,104 shares
Walter C. Meck                    16,404,435 shares      2,041,952 shares
Gary E. Lenhart                   16,222,548 shares      2,223,839 shares
Rudy Kogut                        16,357,892 shares      2,088,495 shares

               Each of the nominees listed above received a plurality of the votes cast at the Annual Meeting of Stockholders. There were no broker non votes with respect to the election of directors.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

          Exhibit 27 Financial Data Schedule

     (b) REPORTS ON FORM 8-K

          Report on Form 8-K filed October 2, 1996 in respect of a Press Release issued by the Company on September 30, 1996 containing the company's comments on industry conditions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  REPUBLIC ENGINEERED STEELS, INC.

                  By:      /s/ Russell W. Maier
                           ----------------------------
                           Russell W. Maier
                           President
                           and Chief Executive Officer

                  By:      /s/ James Burns Riley
                           ----------------------------
                           James Burns Riley
                           Executive Vice President
                           and Chief Financial Officer
                           (Chief Accounting Officer)

Dated:  November 12, 1996