Form 10-Q
period 1996-12-31
REPUBLIC ENGINEERED STEELS INC
filed 1997-02-07
CIK 913883

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

                               ------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1996
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ___________

                       Commission file number:   33-70578


                        REPUBLIC ENGINEERED STEELS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                    52-1635079
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


                             410 OBERLIN ROAD, S.W.
                             MASSILLON, OHIO  44647
                                 (330) 837-6000
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]   No  [ ]


The number of shares outstanding of each of the issuer's classes of common stock, as of February 7, 1997: 19,706,578 million

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                    Pagr 1 of 17

                         PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        THREE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                   1996            1995
                                                                 --------        --------
                                                                (unaudited)     (unaudited)
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .     $174,673        $172,926
Cost of product sold (including depreciation
  of $6,483 and $4,088 for 1996 and 1995). . . . . . . . . .      164,849         156,319
                                                                 --------        --------
  Gross profit . . . . . . . . . . . . . . . . . . . . . . .        9,824          16,607

Selling expenses . . . . . . . . . . . . . . . . . . . . . .        2,648           2,825
General and administrative expenses. . . . . . . . . . . . .        8,306           8,930
Other postretirement benefits charges. . . . . . . . . . . .        4,319           4,079

Non-cash ESOP charges. . . . . . . . . . . . . . . . . . . .        7,677           7,970
Other charges (credits), net
   Interest Expense. . . . . . . . . . . . . . . . . . . . .        6,671           6,476
   Capitalized Interest. . . . . . . . . . . . . . . . . . .           --          (4,365)
   Interest Income . . . . . . . . . . . . . . . . . . . . .         (146)           (166)
   Miscellaneous, net. . . . . . . . . . . . . . . . . . . .         (310)           (135)
                                                                 --------        --------
Loss before income taxes . . . . . . . . . . . . . . . . . .      (19,341)         (9,007)
   Income tax benefit. . . . . . . . . . . . . . . . . . . .        7,737           3,603
                                                                 --------        --------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . .     ($11,604)        ($5,404)
                                                                 --------        --------
                                                                 --------        --------

Net loss per Common Share
   Primary . . . . . . . . . . . . . . . . . . . . . . . . .        ($.59)          ($.27)
   Average shares and share equivalents outstanding. . . . .   19,706,578      19,706,578



   See accompanying notes to the condensed consolidated financial statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         SIX-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               1996           1995
                                                                           -----------    -----------
                                                                           (unaudited)    (unaudited)
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $358,094       $355,931
Cost of product sold (including depreciation of $12,949
  and $8,099 for 1996 and 1995). . . . . . . . . . . . . . . . . . . .        335,368        320,985
                                                                           -----------    -----------
    Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,726         34,946
Selling expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,243          5,497
General and administrative expenses. . . . . . . . . . . . . . . . . .         17,215         18,134
Other postretirement benefits charges. . . . . . . . . . . . . . . . .          8,638          8,159
Non-cash ESOP charges. . . . . . . . . . . . . . . . . . . . . . . . .         15,605         16,161
Other charges (credits), net
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .         13,340         13,137
    Capitalized Interest . . . . . . . . . . . . . . . . . . . . . . .             --         (8,491)
    Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .           (268)          (324)
    Miscellaneous, net . . . . . . . . . . . . . . . . . . . . . . . .           (448)          (355)
                                                                           -----------    -----------
Loss before income taxes . . . . . . . . . . . . . . . . . . . . . . .        (36,599)       (16,972)
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . .         14,640          6,789
                                                                           -----------    -----------
    Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ( $21,959)      ($10,183)
                                                                           -----------    -----------
                                                                           -----------    -----------
Net Loss per Common Share
    Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($1.11)         ($.52)
    Average shares and share equivalents outstanding . . . . . . . . .     19,706,578     19,706,578



   See accompanying notes to the condensed consolidated financial statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1996 (UNAUDITED) AND JUNE 30, 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                             12/31/96        6/30/96*
                                                                           -----------      ---------
Assets                                                                     (unaudited)
Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .         $2,799         $2,074
  Receivables, less allowance for doubtful accounts
   of $1,636 (unaudited) at December 31, 1996
   and $1,949 as of June 30, 1996. . . . . . . . . . . . . . . . . . .         57,488         76,712
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        172,461        163,426
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .          8,851         10,639
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . .          4,611          2,052
                                                                             --------        --------
   Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        246,210        254,903

Property, plant and equipment, net . . . . . . . . . . . . . . . . . .        319,440        331,079
Intangibles and other assets, net. . . . . . . . . . . . . . . . . . .         30,201         31,097
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .         37,676         21,248
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,267          2,250
                                                                             --------       --------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $634,794       $640,577
                                                                             --------       --------
                                                                             --------       --------
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt . . . . . . . . . . . . . . . .   $     12,500       $     --
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . .        102,055        112,723
                                                                             --------       --------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . .        114,555        112,723
                                                                             --------       --------
Long-term debt, excluding current maturities . . . . . . . . . . . . .        273,948        280,956
Other postretirement benefits . . . . . . . . . . . . .                       120,637        113,169
Defined benefit pension. . . . . . . . . . . . . . . . . . . . . . . .         20,385         21,601
Environmental costs. . . . . . . . . . . . . . . . . . . . . . . . . .         19,005         19,605
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,551          3,550
                                                                             --------       --------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        552,081        551,604
                                                                             --------       --------
                                                                             --------       --------
Shareholders' Equity
  Special preferred stock, $.01 par value,
  one shareauthorized, one share
  issued, liquidation value of $1,500. . . . . . . . . . . . . . . . .              2              2
  Common stock, $.01 par value; authorized 27,000,000 shares;
  issued 19,707,923 shares . . . . . . . . . . . . . . . . . . . . . .            197            197
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .        275,270        275,270
(Accumulated deficit). . . . . . . . . . . . . . . . . . . . . . . . .       (160,727)      (138,767)
                                                                             --------       --------
                                                                              114,742        136,702

Less receivable from Employee Stock Ownership Trust. . . . . . . . . .         32,021         47,721
Less treasury stock, at cost, including 1,345
  (unaudited) common shares at
  December 31, 1996 and 1,345 common shares at June 30, 1996 . . . . .              8              8
                                                                             --------       --------
    Total shareholder's equity . . . . . . . . . . . . . . . . . . . .         82,713         88,973
Commitments and contingencies. . . . . . . . . . . . . . . . . . . . .             --             --
                                                                             --------       --------

                                                                             $634,794       $640,577
                                                                             --------       --------
                                                                             --------       --------



*  Condensed from audited consolidated financial statements.

    See accompanying notes to the condensed consolidated financial statements

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX-MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED) AND 1995
                             (DOLLARS IN THOUSANDS)



                                                                                1996          1995
                                                                            (UNAUDITED)   (UNAUDITED)
                                                                            -----------   -----------
Cash flows from operating activities

 Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($21,959)      ($10,183)
Adjustments to reconcile net loss to net cash used
 by operating activities
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . .         14,566          9,745

 Non-cash ESOP charges . . . . . . . . . . . . . . . . . . . . . . . .         15,605         16,161
 Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . .        (14,640)        (6,789)
 Change in operating assets and liabilities

  Increase in working capital. . . . . . . . . . . . . . . . . . . . .         (2,719)       (23,689)
  Decrease in other operating assets and liabilities . . . . . . . . .          5,126          4,818
                                                                              -------        -------
    Total Adjustments. . . . . . . . . . . . . . . . . . . . . . . . .         17,938            246
                                                                              -------        -------
    Net cash (used) provided by operating activities . . . . . . . . .         (4,021)        (9,937)
                                                                              -------        -------
Cash flows from investing activities
  Additions to property, plant and equipment . . . . . . . . . . . . .         (2,795)       (27,660)
  Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . .             --         (8,491)
                                                                              -------        -------
  Net cash used by investing activities. . . . . . . . . . . . . . . .         (2,795)       (36,151)
                                                                              -------        -------
Cash flows from financing activities
  Net borrowings under revolving credit facility . . . . . . . . . . .          5,492         41,492
  Proceeds from environmental financing. . . . . . . . . . . . . . . .            984          2,315
  Other financing activities . . . . . . . . . . . . . . . . . . . . .          1,065            812
                                                                              -------        -------
   Net cash provided by financing activities . . . . . . . . . . . . .          7,541         44,619
                                                                              -------        -------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .            725         (1,469)
Cash and cash equivalents at beginning of period . . . . . . . . . . .          2,074          4,609
                                                                              -------        -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .        $ 2,799        $ 3,140
                                                                              -------        -------
                                                                              -------        -------

Supplemental disclosure of cash flow information
  Cash interest paid . . . . . . . . . . . . . . . . . . . . . . . . .        $13,593        $14,386
                                                                              -------        -------
                                                                              -------        -------



   See accompanying notes to the condensed consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES

              NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENT
            DECEMBER 31, 1996 AND 1995 (UNAUDITED) AND JUNE 30, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (a) FINANCIAL STATEMENT PRESENTATION:
          The consolidated interim financial statements presented herein have been prepared by Republic Engineered Steels, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that all adjustments necessary for a
fair presentation have been made.   These interim financial statements should be
read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

          (b) ORGANIZATION
          On April 28, 1995, the Company sold 8,050,000 shares of its common stock in an Initial Public Offering (IPO). Prior to the IPO, the Company was owned by substantially all of its employees through an Employee Stock Ownership Plan (ESOP). The ESOP acquired all of the originally issued common shares of the Company on November 28, 1989 with the proceeds of two loans from the Company in the amounts of $190 million (Loan A) and $30 million (Loan B), respectively, each bearing interest at 10 percent per annum. The ESOP obtains the funds to repay the loans primarily through tax deductible contributions made by the Company to the ESOP based on annual stipulated percentages of employee compensation or dividends. The ESOP is repaying Loan A and Loan B (plus interest) over their respective maturity periods. As of December 31, 1996, the ESOP owned approximately 57 percent of the common stock of the Company.

          The company produces a wide range of special bar quality (SBQ) hot-rolled and cold finished steels and specialty steel bars for the automotive, heavy equipment manufacturing, aerospace and power generation industries.

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


          (h) INCOME TAXES
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in income in the period that includes the enactment date.


          (i) ENVIRONMENTAL COSTS
          The Company and other basic steel companies are subject to increasingly demanding environmental standards imposed by federal, state, and local environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company established a liability for an amount which the Company believes is adequate, based on information currently available, to cover the costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

          The stated amount represents an estimate of the environmental remediation costs associated with future events triggering or confirming the losses that are likely to occur in management's judgment. This estimate is based on currently available facts, existing technology, and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount.

          (j) NET LOSS PER COMMON SHARE
          The net loss per common share computations are based upon the weighted average number of common stock equivalents outstanding during each period.

          (k) RECLASSIFICATIONS
          Certain previously reported amounts have been reclassified to conform to the current reporting presentation.


(2)  INVENTORIES

          Inventories are carried at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method.

          Inventories consist of the following :


                                                        (in thousands)
                                                  December 31,     June 30,
                                                      1996            1996
                                                    --------       --------
                                                   (unaudited)
Raw materials                                        $11,783        $10,401
Finished and semifinished product                    159,189        150,711
Supplies, molds, and stools                            1,489          2,314
                                                    --------       --------
                                                    $172,461       $163,426
                                                    --------       --------
                                                    --------       --------



(3)  LONG-TERM DEBT

    Long-term debt of the Company consists of the following:



                                                                               (in thousands)
                                                                      December 31,          June 30,
                                                                          1996                1996
                                                                      ----------            --------
                                                                      (unaudited)
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021              $53,700             $53,700

8 1/4% Solid Waste Revenue Bonds due October 1, 2014                      20,200              20,200
9 7/8% First Mortgage Notes due December 15, 2001                        200,000             200,000
Revolving Credit Agreement                                                12,500               7,000
Other                                                                         48                  56
                                                                        --------            --------
                                                                         286,448             280,956
Less Current Maturities of Long-term debt                                 12,500                  --
                                                                        --------            --------
                                                                        $273,948            $280,956
                                                                        --------            --------
                                                                        --------            --------


     On October 28, 1994, the Company obtained $20.2 million of financing through the issuance of 8 1/4 percent Solid Waste Revenue Bonds due October 1, 2014 (Bonds) in connection with the solid waste disposal facilities installed at the Cast-Roll facility. On June 1, 1996, the Company obtained $53.7 million of financing through the issuance of 9 percent Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its Cast-Roll facility. These bonds were issued in addition to the Solid Waste Revenue Bonds, Series 1994, noted above, to assist in financing the facilities. As of December 31, 1996, the Company had available $1,267,000 of the $53.7 million, which is classified as long-term restricted cash in the accompanying consolidated balance sheet.

          On December 15, 1993, the Company issued $200 million aggregate principal amount of 9 7/8% First Mortgage Notes due December 15, 2001 (the "Notes") in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. At any time before December 15, 1996, the Company may redeem the Notes with the proceeds of a public offering of its common stock at a redemption price of 109 7/8 percent of the principal amount thereof plus accrued interest provided that at least $140 million aggregate principal amount remains outstanding after the redemption. The Notes are secured by a mortgage on substantially all of the Company's property, plant and equipment as of December 15, 1993. The Notes contain affirmative and negative covenants, including provisions for restrictions on additional borrowings, investments, payments, the sale or disposal of assets, payment of dividends and liens, as well as change of control provisions.

          The Company's $90 million revolving credit facility (Credit Agreement) has a four-year term expiring in December 1997. As of December 31, 1996 (unaudited) and June 30, 1996, $77.5 million and $83.0 million respectively, of the credit facility remained available. The facility is secured by the Company's receivables, inventories, subsidiaries' stock, short-term investments, and certain intangible assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories.

          The Company has $12.5 million under the Credit Agreement due to be repaid in fiscal 1998. Otherwise, no long-term debt matures during the next five years.

(4)  ENVIRONMENTAL COMPLIANCE

          The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make substantial expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could possibly incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain facilities. The Company believes that these costs are most likely to be in the range of $13 million to $27 million. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third party recoveries. The reserve to cover potential environmental liabilities was $19.4 million (unaudited) at December 31, 1996 and $20.0 million at June 30, 1996.

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

(5)  LEGAL PROCEEDINGS

          In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of nineteen former Company salaried employees whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee are age discrimination under both federal and state laws, breach of employment contract, promissory estoppel and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee is lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500,000 on each count, punitive damages of $500,000 under the public policy count, prejudgment interest and attorneys' fees. The Company has denied all of the claims and intends to contest them vigorously. The Company's motion for summary judgment with respect to these cases was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. Management does not believe that these actions will have a material adverse effect upon the Company.

          The Company is involved in other legal proceedings, including various environmental proceedings with governmental authorities, product liability litigation and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. The Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.


          In accordance with mid-contract re-opener provisions contained in the six year collective bargaining agreement dated as of June 1, 1993 between the Company and the United Steelworkers of America ("USWA"), negotiations between the Company and the USWA on economic items (wages, payroll items and benefits) did not result in an agreement and, unresolved issues were submitted to an impartial arbitrator. In making any decision, the arbitrator is required to consider "the Company's ability to carry out its modernization program, and the wage and benefit levels enjoyed by Union-represented employees at competitive facilities." The decision of the arbitrator is scheduled to be rendered on February 19, 1997.

(6)  SUBSEQUENT EVENT

          Following the January 23, 1997 meeting of the Company's Board of Directors, the Company announced a plan for organizational restructuring and cost cutting initiatives. In addition, the Board of Directors approved a revision to the salaried employees health care plan changing eligibility requirements from age 57 with 30 years service or age 60 with 15 or more years service to age 65 with 15 or more years service. For the transition to the new plan, the Board also approved a Special Retirement Window which will provide retiree health care benefits under the old plan to employees who retire by March 31, 1997.

          The Company also announced plans to restructure and reduce the salaried work force over the next several months by more than 200 people and to further reduce the hourly work force by more than 300 people as the Company reaches full capacity utilization of the Cast-Roll-TM- facility and completes other smaller capital projects.

          Reasonable estimates of the financial impact of these plans cannot be made at this time due to uncertainties inherent at this early stage in the planning process. However, third quarter results will include appropriate provisions, if any, to recognize the effect of the organizational restructuring.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1996  COMPARED WITH THREE MONTHS ENDED
                                DECEMBER 31, 1995

          The Company's disappointing financial performance for the second quarter of fiscal year 1997 reflects a decrease of 11.3% in average selling price which outstripped decreases totaling 7.4% in raw materials and other operating costs per ton from the year earlier quarter.

          During the second quarter of fiscal year 1997, production from the Cast-Roll-TM- facility increased to approximately 50% of carbon and alloy products manufactured by the Company which represents 73% of the facility's capacity. However, a significant percentage of the Cast-Roll-TM- production was sold as lower margin semi-finished product while certain of the company's customers continue their process of Cast-Roll-TM- product qualification. Although production costs were again reduced during the quarter, the savings will be realized only after this product qualification process is complete and the Cast-Roll-TM- product is applied to finished products.

          Net sales for the second quarter of fiscal year 1997 totaled approximately $174.7 million on 232,399 net tons of steel shipments compared to approximately $172.9 million and shipments of 204,007 net tons for the year ago quarter. Despite the 13.9% increase in shipping volume, sales revenues increased only slightly. The Company's average selling price per ton fell by 11.3% to $752 per ton versus $848 per ton in the year earlier quarter. The decrease is the result of a higher percentage of semi-finished carbon and alloy products, a lower percentage of value added cold finished and specialty products and decreased prices created by new entrants into the SBQ market.

          Cost of products sold increased by 5.5% to $164.8 million versus $156.3 million for the year earlier quarter. The increase is the result of higher production and shipment levels and a $2.4 million increase in
depreciation charges associated with the Cast-Roll-TM- facility.   Scrap costs
decreased considerably, representing 22.8% of total cost of goods sold compared to 26.2% in the year earlier quarter. Prices for nickel and molybdenum also decreased significantly versus the year earlier quarter and other raw material prices were also weaker during the quarter. Overall, on a cost per ton basis, manufacturing costs decreased from $766 per ton to $709 per ton in the current quarter or approximately 7.4%.

          Selling, general and administrative expenses totaled approximately $11.0 million for the current quarter versus $11.8 million during the year earlier quarter and represent approximately 6.3% and 6.8% of sales revenue, respectively.

          Net periodic postretirement benefit charges totaled approximately $4.3 million for the quarter ended December 31, 1996, an increase of approximately $.2 million versus the second quarter of fiscal year 1996 and is the result of additional service costs and interest related to the unfunded liability. Cash payments totaled $.7 million and $.3 million for the quarters ended December 31, 1996 and 1995, respectively.

          Non-cash ESOP charges totaled approximately $7.7 million versus $8.0 million in the year earlier quarter. The charges were based on a contribution rate of 18% of employee compensation during both periods and the decreased charge for the current quarter reflects lower labor utilization despite the increased shipment level.

          Cash interest expense totaled approximately $6.7 million for the second quarter of fiscal year 1997, an increase of approximately $.2 million versus the year earlier quarter. In the second quarter of fiscal year 1996, the Company recorded a $4.4 million credit for capitalized interest associated with the construction of the Cast-Roll-TM- facility. Effective January 1, 1996, the new facility was substantially complete, and accordingly, interest is no longer being capitalized.

       SIX MONTHS ENDED DECEMBER 31, 1996  COMPARED WITH SIX MONTHS ENDED
                                DECEMBER 31, 1995

          The Company's disappointing financial performance for the six months ended December 31, 1996 reflects a decrease of 8.7% in average selling price which outstripped decreases totaling 5.2% in raw materials and other operating costs versus the year earlier period.

          During the six months ended December 31, 1996, production from the Cast-Roll-TM- facility increased to approximately 47% of the total carbon and alloy products manufactured by the Company which represents approximately 66% of the facility's capacity. However, a significant percentage of the Cast-Roll-TM-production was sold as lower margin semi-finished product while certain of the company's customers continue their process of Cast-Roll-TM- product qualification. Although production costs were again reduced during the first six months, the savings will be realized only after this product qualification process is complete and the Cast-Roll-TM- product is applied to finished products.

          Net sales for the first six months of fiscal year 1997 totaled $358.1 million on 467,111 net tons of steel shipments compared to $355.9 million on shipments of 423,884 net tons for the year earlier period. Sales revenues increased by only .6% despite the 10.2% increase in net tons shipped. The average selling price dropped from $840 per ton to $767 per ton and is the result of a higher percentage of semi-finished carbon and alloy products, a lower percentage of value added cold finished and specialty products coupled with decreased prices created by new entrants into the SBQ market.

          The Company's cost of product sold increased by 4.5% to $335.4 million versus $321.0 for the year earlier period. The increase is the result of higher production and shipment levels and a $4.9 million increase in depreciation expense associated with the Cast-Roll-TM- facility. Scrap costs decreased to 23.7% of total cost of goods sold during the six months ended December 31, 1996 compared to 25.2% during the same period one year earlier. Prices were also lower on other raw materials, particularly nickel and molybdenum. Overall, on a cost per ton basis, manufacturing costs decreased by 5.2% from $757 per ton to $718 per ton in the current period.

          Selling, general and administrative expenses decreased from $23.6 million to $22.5 million for the first six months of fiscal year 1997 compared to the same period in the prior fiscal year and represent approximately 6.6% and 6.3% of sales revenue for the first six months of fiscal years 1996 and 1997 respectively.

          Net periodic postretirement benefits accrued during the six months ended December 31, 1996 amounted to an expense of $8.6 million compared to $8.2 million in the same period of the prior fiscal year primarily as the result of additional service and interest costs. Cash payments for postretirement benefits totaled $1.2 million and $1.1 million during the six months ended December 31, 1996 and 1995, respectively.

          Non-cash ESOP charges totaled approximately $15.6 million for the first six months ended December 31, 1996 versus $16.2 million for the year earlier period. The charges were based on a contribution rate of 18% of employee compensation during both periods and the decreased charge for the current period reflects lower labor utilization despite the increased shipment level.

          Cash interest expense totaled approximately $13.3 million for the six months ended December 31, 1996, an increase of approximately $.2 million versus the year earlier period. For the six month period ended December 31, 1995, the Company recorded a credit of $8.5 million for interest associated with the construction of the Cast-Roll-TM- facility. Effective January 1, 1996, the new facility was substantially complete, and accordingly, interest is no longer being capitalized.


LIQUIDITY AND CAPITAL RESOURCES

          Cash and short term investments as of December 31, 1996 totaled $2.8 million compared to $2.1 million as of June 30, 1996. Also, as of December 31, 1996, the Company had available $77.5 million under its $90 million revolving credit agreement with the First National Bank of Boston (the "Revolving Credit Agreement").

          On December 15, 1993, the Company issued $200 million aggregate principal amount of 9 7/8 percent First Mortgage Notes due December 15, 2001 (Notes) in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. At any time before December 15, 1996, the Company had the option to redeem a portion of the Notes with the proceeds of a public offering of its common stock at a redemption price of 109 7/8 percent of the principal amount thereof plus accrued interest provided that at least $140 million aggregate principal amount remains outstanding. The Notes are secured by a mortgage on substantially all of the Company's property, plant and equipment as of December 15, 1993. Capital expenditures subsequent to that date for plant and equipment (including the Cast-Roll-TM- facility) aggregating approximately $211.5 million are not part of the security for the Notes. The Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and liens, as well as change of control provisions.

          On October 28, 1994, the Ohio Water Development Authority ("the Authority") issued $20.2 million of 8 1/4 percent Solid Waste Revenue Bonds (the"1994 Bonds") due 2014, on behalf of the State of Ohio, 98% of the face amount in connection with the solid waste disposal facilities installed at the Cast-Roll-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the Cast-Roll-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. The Company had available $1.267 million and $2.25 million as of December 31 and June 30, 1996, respectively, from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

          The Revolving Credit Agreement, which expires in December 1997, is secured by the Company's receivables, inventories, subsidiaries' stock, short term investments, and certain intangible assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories. As of December 31, 1996, the Company had $12.5 million outstanding under its Revolving Credit Agreement, which borrowings are due in December 1997. Otherwise, no long-term debt matures during the next five years.

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

          The Company believes that cash on hand, cash flow from operations and borrowings under the $90 million Revolving Credit Agreement will be sufficient to meet its cash needs in the foreseeable future.

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

               None.


ITEM 5.   OTHER INFORMATION

               None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

               None.


     (b)  REPORTS ON FORM 8-K

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         REPUBLIC ENGINEERED STEELS, INC.


                         By:    /s/  Russell W. Maier
                             -------------------------------
                              Russell W. Maier
                              President
                              and Chief Executive Officer


                         By:   /s/  James Burns Riley
                             --------------------------------
                              James Burns Riley
                              Executive Vice President
                              and Chief Financial Officer


Dated:   February 7, 1997





                                                                   Page 17 0f 17