Form 10-Q
period 1997-03-31
REPUBLIC ENGINEERED STEELS INC
filed 1997-04-30
CIK 913883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                 -------------------
                                      FORM 10-Q

                                    -------------

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997 or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934  For the transition period from             to
                                           -----------    -----------

                          Commission file number:   0-25900


                           REPUBLIC ENGINEERED STEELS, INC.
                 (Exact Name of Company as Specified in its Charter)

         DELAWARE                                    52-1635079
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                410 OBERLIN ROAD, S.W.
                                MASSILLON, OHIO  44647
                                    (330) 837-6000
       (Address, Including Zip Code, and Telephone Number, Including Area Code
                      of Company's Principal Executive Offices)


                 (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

Indicate by check mark whether the company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]   No  [ ]



The number of shares outstanding of the issuer's common stock, as of April 30, 1997: 19,706,578 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I.      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)



                                                                    1997           1996
                                                                ---------      ---------
                                                              (Unaudited)    (Unaudited)

Net sales. . . . . . . . . . . . . . . . . . . . . . . . .      $196,610       $197,749
Cost of product sold (including depreciation
 of $6,501 and $6,199 for 1997 and 1996) (Note 2). . . . .       180,164        188,787
                                                               ---------      ---------
   Gross profit. . . . . . . . . . . . . . . . . . . . . .        16,446          8,962
Selling expenses . . . . . . . . . . . . . . . . . . . . .         2,532          2,750
General and administrative expenses. . . . . . . . . . . .         8,168          8,660
Special charges (Note 6) . . . . . . . . . . . . . . . . .         2,763          3,890
Other Postretirement benefits charges. . . . . . . . . . .         4,319          4,080
Non-cash ESOP charges. . . . . . . . . . . . . . . . . . .         7,352          8,030
Other charges (credits), net . . . . . . . . . . . . . . .
   Interest expense. . . . . . . . . . . . . . . . . . . .         6,883          6,765
   Interest income . . . . . . . . . . . . . . . . . . . .         (112)          (116)
   Miscellaneous, net. . . . . . . . . . . . . . . . . . .         (209)           (75)
                                                               ---------      ---------
    Loss before income taxes . . . . . . . . . . . . . . .      (15,250)       (25,022)
   Income tax benefit. . . . . . . . . . . . . . . . . . .         6,100         10,009
                                                               ---------      ---------
    Net  loss  . . . . . . . . . . . . . . . . . . . . . .      ($9,150)      ($15,013)
                                                               ---------      ---------
                                                               ---------      ---------

   Net  loss per Common Share
    Primary  . . . . . . . . . . . . . . . . . . . . . . .       ($0.46)        ($0.76)
    Average shares and share equivalents outstanding . . .    19,706,578     19,706,578


    See accompanying notes to the condensed consolidated financial statements.

                   REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) NINE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)


                                                                   1997           1996
                                                              ------------   ------------
                                                               (Unaudited)    (Unaudited)
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .      $554,705       $553,680
Cost of product sold (including depreciation of
 $19,450 and $14,298 for 1997 and 1996  (Note 2) . . . . .         515,532        509,772
                                                                 ----------     ----------
   Gross profit. . . . . . . . . . . . . . . . . . . . . . .        39,173         43,908
Selling expenses . . . . . . . . . . . . . . . . . . . . .           7,775          8,246
General and administrative expenses. . . . . . . . . . . . .        25,383         26,795
Special charges (Note 6) . . . . . . . . . . . . . . . . .           2,763          3,890
Other postretirement benefits charges. . . . . . . . . . . .        12,957         12,239
Non-cash ESOP charges. . . . . . . . . . . . . . . . . . . .        22,957         24,191
Other charges (credits), net . . . . . . . . . . . . . . .
   Interest expense. . . . . . . . . . . . . . . . . . . . .        20,224         19,902
   Capitalized interest. . . . . . . . . . . . . . . . . . .          --          (8,491)
   Interest income . . . . . . . . . . . . . . . . . . . .           (380)          (440)
   Miscellaneous, net. . . . . . . . . . . . . . . . . . . .         (657)          (430)
                                                                 ----------     ----------
Loss before income taxes . . . . . . . . . . . . . . . . .        (51,849)       (41,994)
Income tax benefit . . . . . . . . . . . . . . . . . . . .          20,740         16,798
                                                                 ----------     ----------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . .     ($31,109)     ( $25,196)
                                                                 ----------     ----------
                                                                 ----------     ----------

Net loss per Common Share
   Primary . . . . . . . . . . . . . . . . . . . . . . . . .       ($1.58)        ($1.28)
   Average shares and share equivalents outstanding. . . . .    19,706,578     19,706,578


    See accompanying notes to the condensed consolidated financial statements.

                  REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1997 AND JUNE 30, 1996
                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                                          3/31/97      6/30/96*
                                                                                      -----------    ----------
                                      ASSETS                                          (Unaudited)

  Current  assets
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,329       $2,074
   Receivables, less allowance for doubtful accounts  of $1,620 (unaudited)
    at March 31, 1997 and $1,949  at June 30, 1996 . . . . . . . . . . . . . . . . .       77,052       76,712
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      159,360      163,426
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,896       10,639
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,711        2,052
                                                                                      -----------    ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      253,348      254,903
  Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .      315,592      331,079
  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,731       21,248
  Intangibles and other assets, net. . . . . . . . . . . . . . . . . . . . . . . . .       29,815       31,097
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,282       2,250
                                                                                      -----------    ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $642,768     $640,577
                                                                                      -----------    ----------
                                                                                      -----------    ----------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Current maturities of long-term debt. . . . . . . . . . . . . . . .. . . . .        $      --     $     --
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      114,870      112,723
                                                                                      -----------    ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      114,870      112,723
                                                                                      -----------    ----------
  Long-term debt, excluding current maturities . . . . . . . . . . . . . . . . . . .      280,944      280,956
  Other postretirement benefits .. . . . . . . . . . . . . . . . . . . . . . . . . .      124,520      113,169
  Defined benefit pension. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,776       21,601
  Environmental costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,544       19,605
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,551        3,550
                                                                                      -----------    ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      561,205      551,604
                                                                                      -----------    ----------

    Shareholders' equity
    Special preferred stock, $.01 par value; one share authorized, one share
    issued, liquidation value of $1,500. . . . . . . . . . . . . . . . . . . . . . .            2           2
    Common stock, $.01 par value; authorized 27,000,000 shares;
    issued  19,707,923 shares. . . . . . . . . . . . . . . . . . . . . . . . . . . .          197          197
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .      275,270      275,270
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (169,877)    (138,767)
                                                                                          105,592      136,702
                                                                                      -----------    ----------
  Less receivable from Employee Stock Ownership Trust. . . . . . . . . . . . . . . .       24,021       47,721
  Less treasury stock, at cost, including 1,345 (unaudited) common shares at
    March 31, 1997 and 1,345 common shares at June 30, 1996  . . . . . . . . . . . .            8            8
                                                                                      -----------    ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .       81,563       88,973
  Commitments and contingencies  (Notes 4,5) . . . . . . . . . . . . . . . . . . . .         --            --
                                                                                         $642,768     $640,577
                                                                                      -----------    ----------
                                                                                      -----------    ----------



*  Condensed from audited consolidated financial statements.

     See accompanying notes to the condensed consolidated financial statements.

                  REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE-MONTHS ENDED MARCH 31, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)



                                                                           1997           1996
                                                                         -----------   ------------
                                                                         (Unaudited)    (Unaudited)

Cash flows from operating activities
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($31,109)      ($25,196)
Adjustments to reconcile net  loss to net cash provided
 by operating activities
 Depreciation and amortization . . . . . . . . . . . . . . . . . . .          21,871         16,846
 Provision for non-cash ESOP charges . . . . . . . . . . . . . . . .          22,957         24,191
 Deferred income tax benefit . . . . . . . . . . . . . . . . . . . .        (20,740)       (16,798)
 Special charges . . . . . . . . . . . . . . . . . . . . . . . . . .           2,763          3,890
 Change in operating assets and liabilities
 (Increase) decrease in working capital. . . . . . . . . . . . . . .           1,669       (14,353)
 Decrease in other operating assets and liabilities. . . . . . . . .           6,544          9,264
                                                                         -----------    -----------
    Total Adjustments. . . . . . . . . . . . . . . . . . . . . . . .          35,064         19,150
                                                                         -----------    -----------
    Net cash (used) provided  by operating activities. . . . . . . .           3,955        (6,046)
                                                                         -----------    -----------
Cash flows from investing activities
 Additions to property, plant and equipment. . . . . . . . . . . . .         (5,471)       (30,228)
 Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . .            --          (8,491)
                                                                         -----------    -----------
 Net cash used by investing activities . . . . . . . . . . . . . . .         (5,471)       (38,719)
                                                                         -----------    -----------
Cash flows from financing activities
 Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . . . .             --          49,500
 Restricted cash - environmental bonds . . . . . . . . . . . . . . .             968          2,538
 Repayment of long-term debt . . . . . . . . . . . . . . . . . . . .             --        (12,012)
 Other financing activities. . . . . . . . . . . . . . . . . . . . .           1,803          1,633
                                                                         -----------    -----------
    Net cash  provided by financing activities . . . . . . . . . . .           2,771         41,659
                                                                         -----------    -----------
Net  increase (decrease) in cash and cash equivalents  . . . . . . .           1,255        (3,106)
Cash and cash equivalents at beginning of period . . . . . . . . . .           2,074          4,609
                                                                         -----------    -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . .          $3,329         $1,503
                                                                         -----------    -----------
                                                                         -----------    -----------

Supplemental disclosure of cash flow information
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .         $13,914        $15,810
                                                                         -----------    -----------
                                                                         -----------    -----------



     See accompanying notes to the condensed consolidated financial statements.

                  REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES

                 NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                     MARCH 31, 1997 (UNAUDITED) AND JUNE 30, 1996

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

    (b) ORGANIZATION
    On April 28, 1995, the Company issued 8,050,000 shares of its common stock in an Initial Public Offering (IPO). Prior to the IPO, the Company was owned by substantially all of its employees through an Employee Stock Ownership Plan
(ESOP). The ESOP acquired all of the originally issued common shares of the Company on November 28, 1989 with the proceeds of two loans from the Company in the amounts of $190 million (Loan A) and $30 million (Loan B), respectively, each bearing interest at 10 percent per annum. The ESOP obtains the funds to repay the loans primarily through tax deductible contributions made by the Company to the ESOP based on annual stipulated percentages of employee compensation or dividends. The ESOP repaid Loan A on March 31, 1997 and will repay Loan B (plus interest) over its defined maturity period. As of March 31, 1997, the ESOP owned approximately 57 percent of the common stock of the Company.

    The company produces a wide range of special bar quality (SBQ) hot-rolled and cold finished steels and specialty steel bars for the automotive, heavy equipment maunfacturing, aerospace and power generation industries.

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


    Inventories consist of the following :
                                                   (in thousands)
                                                March 31,     June 30,
                                                  1997          1996
                                              -----------    ---------
                                              (unaudited)

  Raw materials                                   $11,934      $10,401
  Finished and semifinished product               145,988      150,711
  Supplies, molds, and stools                       1,438        2,314
                                                 --------     --------
                                                 $159,360     $163,426
                                                 --------     --------
                                                 --------     --------


    Third quarter results for fiscal year 1997 include a $3 million credit to cost of sales related to the estimated impact of Lifo liquidations.



(3) LONG-TERM DEBT

      Long-term debt of the Company consists of the following:

                                                                             (in thousands)
                                                                          March 31,    June 30,
                                                                           1997          1996
                                                                        ----------     ---------
                                                                        (unaudited)

    9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021            $53,700     $53,700
    8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014      20,200      20,200
    9 7/8% First Mortgage Notes due December 15, 2001                      200,000     200,000
    Revolving Credit Agreement                                               7,000       7,000
    Other                                                                       44         56
                                                                         ---------    --------
                                                                           280,944     280,956
    Less Current Maturities of Long-term debt                                 --          --
                                                                         ---------    --------
                                                                          $280,944    $280,956
                                                                         ---------    --------
                                                                         ---------    --------


    On October 28, 1994, the Company obtained $20.2 million of financing through the issuance of 8 1/4 percent Solid Waste Revenue Bonds due October 1, 2014 (the "1994 Bonds") in connection with the solid waste disposal facilities installed at it's CAST-ROLL-TM- facility. On June 1, 1996, the company obtained $53.7 million of financing through the issuance of 9 percent Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 (the "1996 Bonds") in connection with the solid waste recycling facilities installed at its CAST-ROLL-TM- facility. As of March 31, 1997, the Company had available $1.282 million of the 1996 Bonds, which is classified as long-term restricted cash in the accompanying consolidated balance sheet.

    On December 15, 1993, the Company issued $200 million aggregate principal amount of 9 7/8% First Mortgage Notes due December 15, 2001 (the "Notes") in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. The Notes are secured by a mortgage on substantially all of the Company's property, plant and equipment as of December 15, 1993. The Notes contain affirmative and negative covenants, including provisions for restrictions on additional borrowings, investments, the sale or disposal of assets, the payment of dividends and liens, as well as change of control provisions.

    As of March 31, 1997, the Company's $90 million revolving credit facility had a four-year term expiring in December 1997. As of March 31, 1997 (unaudited), $83.0 million of that credit facility remained available. The facility was secured by the Company's receivables, inventories, subsidiaries' stock, short-term investments, and certain intangible assets. Advances under the facility were limited to specified percentages of the Company's eligible receivables and inventories which, since inception exceeded the total facility. As of March 31, 1997, the Company had $7.0 million outstanding under the facility. However, that revolving credit facility has since been amended (as described immediately below) and the $7.0 million is classified as long term debt. Otherwise, no long term debt matures during the next five years.

    Effective April 25, 1997, the Company amended and restated its $90 million revolving credit facility (the "Second Amended and Restated Revolving Credit Agreement", hereinafter referred to as the "Revolving Credit Agreement"). The Revolving Credit Agreement expires April 25, 2000, permitting borrowings up to $115 million. The Revolving Credit Agreement is secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories.

    The Revolving Credit Agreement provides up to $20 million for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to the higher of the base rate of BankBoston and 1/2 percent above the Federal Funds effective rate plus 1/4 percent; or LIBOR plus 2 1/4 percent, at the Company's option.The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 0.375 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

(4)  ENVIRONMENTAL COMPLIANCE

    The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make substantial expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could possibly incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain facilities. The Company believes that these costs are most likely to be in the range of $12.3 million to $26.1 million.
This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third party recoveries. The reserve to cover potential environmental liabilities was $17.8 million (unaudited) at March 31, 1997 and $20.0 million at June 30, 1996.

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


    (5)  LEGAL PROCEEDINGS

    In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of nineteen former Company salaried employees whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee are age discrimination under both federal and state laws, breach of employment contract, promissory estoppel and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee is lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500,000 on each count, punitive damages of $500,000 under the public policy count, prejudgment interest and attorneys' fees. The Company has denied all of the claims and is contesting them vigorously. The Company's motion for summary judgment with respect to these cases was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. Management does not believe that these actions will have a material adverse effect upon the Company.

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

    On February 19, 1997, the arbitrator issued a decision which, in effect, rejected both the Company's and Union's demands and ruled that any increases in wages and/or pension benefits must be derived from future savings, if any, from the existing cost reduction program. The company is currently in discussion with the USWA on the appropriate method to implement the arbitrators decision. If the parties are unable to reach agreement then any unresolved issues will be submitted to the arbitrator for final resolution on May 9, 1997.


(6)  OTHER

    Following the January 23, 1997 meeting of the Company's Board of Directors, the Company announced a plan for organizational restructuring and cost cutting initiatives. In addition, the Board of Directors approved a revision to the salaried employees retiree health care plan changing eligibility requirements for receiving retiree health care benefits from age 57 with 30 years service or age 60 with 15 or more years service to age 65 with 15 or more years service. For the transition to the new plan, the Board also approved a Special Retirement Window which will provide retiree health care benefits under the old plan to employees who were eligible for benefits as of March 31, 1997 under the old plan and who retired by March 31, 1997. Sixty-eight (68) individuals elected to avail themselves to the Special Retirement Window.

    The Company also announced plans to restructure and reduce the salaried work force over the next several months by more than 200 people and to further reduce the hourly work force by more than 300 people as the Company reaches full capacity utilization of its CAST-ROLL-TM- facility and completes other smaller capital projects. On April 24, 1997, fifty-two (52) salaried employees were involuntarily terminated and attrition has resulted in an additional twenty-five
(25) positions being eliminated.

    The financial impact of the restructuring of the salaried workforce is estimated to be $2.8 million and is reflected as a special charge in the current quarter financial statements. The Company's plan to restructure the hourly workforce has not yet been approved as negotiations with the USWA continue. Generally, the restructuring of the hourly workforce will be covered by a supplemental unemployment benefit plan and other plans covered by union contracts. Therefore, reasonable estimates resulting from a restructuring cannot be made without the final resolution of these negotiations. The special charge of $3.9 million in the year earlier quarter reflects the accrual for the shutdown of the Company's 8" bar mill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997  COMPARED WITH THREE MONTHS ENDED
                                    MARCH 31, 1996


    The Company's financial results for the third quarter of fiscal year 1997 reflects a marked improvement versus the year earlier quarter. Despite a 15% decrease in average selling price per ton, gross profit was improved by 84% as shipping volume was increased by 17% and manufacturing costs per ton were improved by nearly 19% versus the year earlier quarter.

    During the third quarter of fiscal year 1997 the production level from the CAST-ROLL-TM- facility was again increased and averaged nearly 78% of its capacity for the quarter.

    Net sales for the third quarter totaled approximately $196.6 million on 271,609 net tons of steel shipments compared to approximately $197.7 million and shipments of 232,179 net tons for the year earlier quarter. Despite the 17% increase in shipping volume, total sales revenues decreased by $1.1 million as a result of lower raw material surcharges, a decrease in shipments of higher priced stainless products which have been adversely affected by increased imports, and also as a result of generally weaker selling prices created by the threat of excess supply versus demand and the competitors resolve to maintain their market share.

    The Company's cost of goods sold decreased to $180.2 million from $188.8 million for the year earlier quarter despite the overall 17% increase in shipment level. The decrease is the result of higher utilization rates, decreased raw material prices for scrap, nickel and molybdenum, decreased operating costs of CAST-ROLL-TM- facility and other cost reduction initiatives. In addition, the Company recorded a pretax $3 million Lifo credit which is primarily the result of inventory reductions which had been increased during fiscal year 1996 in anticipation of the shutdown of the 8" bar mill; and, the Company also recognized a pretax gain of $1.5 million to reflect a current independent estimate reducing probable environmental liabilities for certain historical waste disposal practices.

    Selling, general and administrative expenses decreased from approximately $11.4 million in the quarter ended March 31, 1996 to approximately $10.7 million in the quarter ended March 31, 1997. The decrease is primarily the result of lower salaried employment costs associated with reduced levels of salaried employees although it does not reflect the significant reduction that occurred subsequent to March 31, 1997.

    During the third quarter, the Company recorded a pretax $2.8 million special charge for the reduction of the salaried workforce. In the year ago quarter, the Company recorded a $3.9 million special charge associated with the shutdown of it's 8" bar mill formerly located at its Canton, Ohio 8th Street plant.

    Net periodic other postretirement benefits accrued during the third quarter of fiscal year 1997 totaled $4.3 million compared to $4.1 million in the year earlier quarter primarily as the result of additional service and interest costs. The Company made related cash payments of $.4 million for each of the quarters ended March 31, 1997 and 1996.

    Non-cash ESOP charges decreased approximately $.7 million to approximately $7.4 million compared to approximately $8.0 million in the year earlier quarter. The decrease was the result of lower manpower utilization despite the increased shipment level.

    Net interest expense totaled approximately $6.9 million for the third quarter of fiscal year 1997, an increase of $.1 million versus the year earlier quarter as the result of higher interest rates.

          NINE MONTHS ENDED MARCH 31, 1997  COMPARED WITH NINE MONTHS ENDED
                                  MARCH 31, 1996

    The Company's financial results for the nine months ended March 31, 1997 reflect a decrease of $93 per ton or 11% in average selling price which outweighed decreases totaling 10.3% in raw materials and other operating costs versus the year earlier period.

    During the nine months ended March 31, 1997, production from the CAST-ROLL-TM- facility represented approximately 70% of the facility's capacity.

    Net sales for the first nine months of fiscal year 1997 totaled $554.7 million on 738,720 net tons of steel shipments compared to $553.7 million on shipments of 656,063 net tons for the year earlier period. Sales revenues increased by only .2% despite the 12.6% increase in net tons shipped. The average selling price dropped from $844 per ton to $751 per ton and is the result of a higher percentage of semi-finished carbon and alloy products, a lower percentage of value added cold finished and specialty products coupled with decreased prices created by new entrants into the SBQ market.

    The Company's cost of product sold increased by 1.1% to $515.5 million versus $509.8 for the year earlier period. The increase is the result of higher production and shipment levels and a $5.2 million increase in depreciation expense associated with the CAST-ROLL-TM- facility. Scrap costs decreased to 23.3% of total cost of goods sold during the nine months ended March 31, 1997 compared to 24.1% during the same period one year earlier. Prices were also lower on other raw materials, particularly nickel and molybdenum. In addition, the Company recorded a $3 million pretax Lifo credit which is primarily the result of inventory reductions which had been increased during fiscal year 1996 in anticipation of the shutdown of the 8" bar mill, and the Company also recognized a pretax gain of $1.5 million to reflect a current independent estimate reducing probable environmental liabilities for certain historical waste disposal practices. Overall, on a cost per ton basis, manufacturing costs decreased by 10.2% from $777 per ton to $698 per ton in the current period.

    Selling, general and administrative expenses decreased from $35.0 million to $33.2 million for the first nine months of fiscal year 1997 compared to the same period in the prior fiscal year. The decrease is primarily the result of lower salaried employment costs associated with reduced levels of salaried employees although it does not reflect the significant reduction that occurred subsequent to March 31, 1997.

    For the nine month period ended March 31, 1997, the Company recorded a $2.8 million special charge for the reduction of the salaried workforce. In the year earlier period, the Company recorded a special charge of $3.9 million associated with the shutdown of it's 8" bar mill formerly located at it's Canton, Ohio 8th Street plant.

    Net periodic postretirement benefits accrued during the nine months ended March 31, 1997 amounted to an expense of $13.0 million compared to $12.2 million in the same period of the prior fiscal year primarily as the result of additional service and interest costs. Cash payments for postretirement benefits totaled $1.6 million and $1.4 million during the nine months ended March 31, 1997 and 1996, respectively.

    Non-cash ESOP charges totaled $23.0 million for the first nine months of fiscal year 1997 as compared to $24.2 million for the same period in the prior fiscal year. This decrease is primarily the result of the lower manpower utilization.

    Net interest expense totaled approximately $19.8 million for the nine months ended March 31, 1997, an increase of $8.8 million versus the year earlier nine month period and is primarily the result of capitalized interest of $8.5 million for the nine month period ended March 31, 1996 associated with the construction of the CAST-ROLL-TM- facility. Effective January 1, 1996 the old vertical caster was shutdown and the CAST-ROLL-TM- facility was substantially complete and operational. Accordingly, interest is no longer being capitalized.

LIQUIDITY AND CAPITAL RESOURCES

    Unrestricted cash and cash equivalents as of March 31, 1997 totaled $3.3 million compared to $2.1 million as of June 30, 1996. Also, as of March 31, 1997, the Company had available $83.0 million under its $90 million revolving credit agreement with the First National Bank of Boston ("the Revolving Credit Agreement").

    On December 15, 1993, the Company issued $200 million aggregate principal amount of 9 7/8 percent First Mortgage Notes due December 15, 2001 (Notes) in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. The Notes are secured by a mortgage on substantially all of the Company's property, plant and equipment as of December 15, 1993. Capital expenditures subsequent to that date for property, plant and equipment (including the CAST-ROLL-TM- facility) aggregating approximately $212.8 million are not part of the security for the Notes. The Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and liens, as well as change of control provisions.

    On October 28, 1994, the Ohio Water Development Authority ("the Authority") issued $20.2 million of 81/4 percent Solid Waste Revenue Bonds ("the 1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of the face amount in connection with the solid waste disposal facilities installed at its CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds ("the 1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce the outstanding borrowings under the revolving credit facility. The Company had available $1.282 million and $2.25 million as of March 31, 1997 and June 30, 1996, respectively, from the 1996 Bonds which are classified as restricted cash in the accompanying consolidated balance sheet.

    The Company's $90 million revolving credit facility, which was due to expire in December 1997, had $7.0 million outstanding as of March 31, 1997. However, that revolving credit facility has since been amended (as described above) and the $7.0 million is classified as long term debt.
Otherwise, no long term debt matures during the next five years.

    The new Revolving Credit Agreement expires April 25, 2000, permitting borrowings up to $115 million. The new credit facility is secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories.

    The Revolving Credit Agreement provides up to $20 million for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to the higher of the base rate of BankBoston and 1/2 percent above the Federal Funds effective rate plus 1/4 percent; or LIBOR plus 2 1/4 percent, at the Company's option. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 0.375 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

    A copy of the Revolving Credit Agreement has been filed with this report on Form 10-Q as Exhibit 10.1(e).

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

              None.


ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

              10.1(e) - Second Amended and Restated
              Revolving Credit Agreement dated as of
              April 25, 1997.

     (b) REPORTS ON FORM 8-K

              None.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        REPUBLIC ENGINEERED STEELS, INC.


                        By:  /s/  R. W. Majer
                             -----------------------------
                             Russell W. Maier
                             President
                             and Chief Executive Officer


                        By:  /s/ James Burns Riley
                             -----------------------------
                             James Burns Riley
                             Executive Vice President
                             and Chief Financial Officer


Dated:   April 30, 1997