Form 10-K
period 1997-06-30
REPUBLIC ENGINEERED STEELS INC
filed 1997-09-15
CIK 913883

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                             FOR THE FISCAL YEAR ENDED JUNE 30, 1997

/ /                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from            to

                          Commission File No. 0-25900

                        REPUBLIC ENGINEERED STEELS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 52-1635079
--------------------------------------    --------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        410 OBERLIN ROAD, S.W.
           MASSILLON, OHIO                                44647
--------------------------------------    --------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 837-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 15, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $39.4 million. For purposes of this information the outstanding shares of Common Stock owned by directors and executive officers of the Registrant and the ESOP were deemed to be shares of Common Stock held by affiliates.

    As of September 15, 1997 there were 19,706,578 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held October 23, 1997, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended June 30, 1997.

                                          Exhibit Index begins on page 53
                                          This is page 1 of 62

                               TABLE OF CONTENTS

  ITEM                                                                                                           PAGE
---------                                                                                                      ---------

1.         Business..........................................................................................          3

2.         Properties........................................................................................         12

3.         Legal Proceedings.................................................................................         12

4.         Submission of Matters to a Vote of Security Holders...............................................         13

5.         Market for the Registrant's Common Stock and Related Stockholder Matters..........................         13

6.         Selected Financial Data...........................................................................         14

7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............         16

8.         Financial Statements and Supplementary Data.......................................................         22

9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............         46

10.        Directors and Executive Officers..................................................................         46

11.        Executive Compensation............................................................................         46

12.        Security Ownership of Certain Beneficial Owners and Management....................................         46

13.        Certain Relationships and Related Transactions....................................................         46

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................         47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Republic Engineered Steels, Inc. (the "Company"), is a major producer of special bar quality ("SBQ") steel and specialty steel bars (collectively, "Engineered Steels"). SBQ steel bars are higher quality hot-rolled and cold-finished carbon and alloy steel bars, and specialty steels are stainless, tool and vacuum remelted steels. Engineered Steels generally contain more alloys than merchant quality and commodity grades of carbon and alloy steel and require precise metallurgical content and compliance with rigorous customer quality specifications for consistency, internal soundness, straightness and surface finish. The Company is organized into three operating divisions: the Hot-rolled Division, the Cold-finished Division and the Stainless and Specialty Steels Division.

    The Company believes that, on the basis of net tons shipped, it is the leading domestic producer of SBQ steel bars and one of the top three domestic producers of specialty steel bars. The Company produces the widest range of SBQ products in the domestic industry, as measured by dimension, shape, process and grade, and the Company's SBQ and specialty steel products are widely recognized for their quality and strength. SBQ products sell for higher prices per net ton than merchant and commodity grade bar products and, within the SBQ market, the Company concentrates on higher end products (i.e. ones that require greater product sophistication and, therefore, usually carry a higher selling price per net ton). The principal markets for SBQ steel bars are automotive, heavy equipment manufacturing and independent forgers. Within the specialty steels market, the Company is one of the two largest domestic producers of vacuum remelted steels, which are used for critical aerospace and power generation applications, and is one of a number of producers of commodity grade stainless steel bars and tool steels.

HISTORY

    In November 1989, the Company was formed to purchase substantially all of the assets of LTV Steel Company Inc.'s ("LTV Steel") Bar Division (the "Acquisition"). Until the initial public offering (the "IPO") of 8,050,000 shares of its Common Stock, par value $.01 per share (the "Common Stock") in April 1995, the Company had been virtually wholly-owned by its employees through an employee common stock ownership plan ("ESOP"). The ESOP is a defined contribution plan, designed to be invested primarily in shares of Common Stock of the Company and intended to be qualified under Section 401(a) of the Internal Revenue Code which the Company maintains for the benefit of substantially all of its salaried and hourly employees. As of June 30, 1997 the ESOP held approximately 56% of the outstanding shares of Common Stock of the Company.

    The Company is a Delaware corporation and its principal executive offices are located at 410 Oberlin Road, S.W., Massillon, Ohio 44647, and its telephone number at that address is (330) 837-6000. The Company has two wholly-owned subsidiaries, Nimishillen & Tuscarawas Railway Company and The Oberlin Insurance Company, the assets and operations of which are not material to the Company.

PRODUCTS

    The principal products of the Company are SBQ hot-rolled carbon and alloy bar steels produced by the Hot Rolled Bar Division, cold-finished carbon and alloy bar steels produced by the Cold Finished Bar Division and stainless, tool and vacuum remelted steel produced by the Specialty Steels Division. The production of steel by the Company generally begins with the melting of premium grade scrap in electric arc furnaces. After the scrap is heated, impurities are removed from the molten steel, and alloys and other materials are added to create the desired chemical and physical properties of the finished product. The molten steel is then either poured into ingot molds, with additions of lead and other additive materials, for subsequent processing by a blooming mill into blooms and billets, or cast into blooms and rolled into billets at the modern CAST-ROLL-TM- facility. These semi-finished products are each produced to a specified chemical composition, size and quality. After cooling, blooms and billets are either sold as is or sent to one of the Company's rolling mills for further processing. Hot-rolled and semi-finished products are manufactured for both the Stainless and Specialty Steels and Cold Finished Bar Divisions in various grades to meet the requirements of each Division. For a discussion of the CAST-ROLL-TM- Facility, see "The CAST-ROLL-TM- Facility" below.

    The following table sets forth net tons shipped and price per net ton shipped for the Company and its principal product lines for the periods indicated:

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                           ---------------------------------
                                                                              1995       1996        1997
                                                                           ----------  ---------  ----------
Net tons shipped:
  Special Bar Quality (SBQ) Hot-rolled bar products......................     667,574    588,124     713,703
  Cold-finished bar products.............................................     308,753    248,228     243,926
  Specialty steel products...............................................      65,259     61,009      52,002
                                                                           ----------  ---------  ----------
    Total net tons shipped...............................................   1,041,586    897,361   1,009,631
                                                                           ----------  ---------  ----------
                                                                           ----------  ---------  ----------
Selling price per net ton shipped:
  Special Bar Quality (SBQ) Hot-rolled bar products......................  $      614  $     643  $      588
  Cold-finished bar products.............................................         876        906         861
  Specialty steel products...............................................       1,787      2,203       2,314
Average selling price per net ton shipped................................  $      773  $     832  $      746
Average manufacturing cost per net ton shipped...........................         677        768         685
Average gross profit per net ton shipped.................................          96         64          61

    HOT-ROLLED BARS. Hot-rolled bars are processed from blooms and billets on rolling mills to change the internal physical properties, size or shape of the steel. Desirable characteristics of hot-rolled bars include internal soundness, uniformity of chemical composition and freedom from surface imperfection. The Company's hot-rolled bar products include rounds, squares, hexagons and flats in both coils and cut-lengths. The Company's customers for hot-rolled bar products include manufacturers of automotive parts, machinery and industrial equipment, independent forgers, steel service centers and converters. The Company's hot-rolled bars are used in the manufacture of end-use products such as automotive drive trains, engine and transmission parts, bearings and tractor components.

    COLD-FINISHED BARS. Cold-finishing is a value-added process which improves the physical properties of hot-rolled bars. Cold-finished bars are produced from hot-rolled bars by cold-drawing, turning, grinding, thermal treating or a combination of these processes. The manufacturing process allows for production of products with more precise size and straightness tolerances, as well as a surface finish, that provides customers with a more efficient means of producing a number of end products by often eliminating the first processing step in the customer's process. The Company's cold-finished bar products include rounds, squares, hexagons, flats and wire, all of which can be further processed by turning, grinding or polishing, or a combination thereof. The Company's customers for cold-finished bar products include manufacturers of automotive parts, machinery, industrial equipment, steel service centers and distributors. The Company's cold-finished bars are used in the manufacture of end-use products such as automotive steering assemblies, electrical motor shafts, ball and roller bearings, valves and hand tools.

    SPECIALTY STEELS. Specialty steels include stainless steels, tool steels and other steels produced through advanced techniques such as consumable electrode vacuum remelting and electro-slag remelting. The remelt process produces ultra-clean steels designed to meet the most critical requirements and the Company believes these steels are among the highest quality in the industry. These specialty steel products are produced in rolled sizes as well as large forged rounds, squares and other shapes. Stainless steels are used for corrosion resistant applications such as food processing equipment, marine products and recreational watercraft. These products are primarily sold through steel service centers. The Company produces tool steels that are engineered with specific characteristics which enable them to form, cut, shape and shear other materials in the manufacturing process. Tool steels are utilized in the manufacturing of metals, plastics, pharmaceuticals, electronics, optics, paper and aluminum extrusion. The Company's customer base for tool steels are distributors, service centers and other tool steel producers who market or finish the end products. The remelted specialty products are used to produce aircraft structural parts such as landing gear, solid rocket motor casings and aircraft engine mounts. The power generation industry uses parts made of remelted steel in the manufacture of steam and land-based turbines.

THE CAST-ROLL-TM- FACILITY

    The Company's CAST-ROLL-TM- facility is one of the most modern and sophisticated in the world. The CAST-ROLL-TM- facility links five proven technologies with a high level of computer control into one continuous process. The CAST-ROLL-TM- facility includes a ladle metallurgical facility, a vacuum tank degasser and a four strand continuous caster supplied with molten steel from the Company's electric furnaces. Cast steel from the caster moves directly to an inline reheat furnace and then to a rolling mill which produces SBQ billets for the Company's other rolling mills. The CAST-ROLL-TM- facility continues its steady movement toward optimum operation. During the fourth fiscal quarter of 1997 over fifty-three percent (53%) of the Company's SBQ production was made by way of the CAST-ROLL-TM- route, representing eighty-five percent (85%) of the facility's capacity as compared to fifty-nine percent (59%) in the year ago period. The CAST-ROLL-TM- facility will also provide indirect savings to the Company's cold-finished facilities by providing a superior quality semi-finished product that will improve the cold-finished process yields. Currently, the CAST-ROLL-TM- facility is operating at 85% of capacity with 67% of the product anticipated to be produced through the CAST-ROLL-TM- facility having been qualified by its customers. Until the CAST-ROLL-TM- facility receives certification for the remainder of its products, the Company will continue to manufacture those products through the existing ingot route. While there is no assurance that all expected product certifications will actually be received, as more production is shifted to the CAST-ROLL-TM- facility, the fixed cost of operating the CAST-ROLL-TM- facility will be absorbed over more tons and yield will be improved as additional products are certified and sequence casting is increased, all resulting in the realization of additional savings.

RAW MATERIALS

    SCRAP METAL. The Company's major raw material is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased by the Company in the open market through a number of scrap brokers and dealers or by direct purchase. The Company purchased approximately 32% of its scrap metal from General Motors during fiscal year 1997. The long-term demand for scrap metal and its importance to the domestic steel industry is expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity, with additions to or replacements of existing integrated steel manufacturing facilities that use iron ore, coke and limestone as their principal raw materials. The high quality of the Company's products requires the use of premium grades of scrap metal, the supply of which is more limited. Prices for scrap metal vary based on numerous factors including its quality, but the Company generally has not had difficulty purchasing adequate scrap metal of the required quality. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future. As demand for high quality scrap is increasing, so is the effort to develop commercially viable iron substitute products. The Company is monitoring the progress of these projects and will make a determination of the Company's involvement once the process has been proven. The average price of scrap for fiscal year 1997 decreased by 6.2% as compared to the average price of scrap for fiscal year 1996. Scrap metal represented 23.2% of the Company's total cost of product sold in fiscal year 1997 as compared to 24.0% in fiscal year 1996. The majority of the Company's competitors also utilize scrap as their primary raw material, so the Company does not find itself at a competitive disadvantage insofar as scrap cost is concerned. However, certain of the Company's competitors utilize iron ore in their manufacturing process and, accordingly, utilize significantly lower amounts of scrap metal than the Company.

    The following table sets forth the average cost of scrap metal per ton and cost of scrap metal per ton as a percentage of the Company's total cost of product sold:

                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                          ------------------------------------------
                                                                            1994       1995       1996       1997
                                                                          ---------  ---------  ---------  ---------
Average cost of purchased scrap metal per net ton.......................  $     125  $     133  $     139  $     129
Average cost of total scrap metal per net ton...........................        117        123        129        121
Percentage of cost of product sold......................................       23.9%      24.8%      24.0%      23.2%

    The Company has attempted to protect itself from fluctuations in the price of scrap metal by charging certain of its customers a scrap metal surcharge based on the increase in the price of scrap metal above certain levels while, with other customers, the Company makes an adjustment in its selling price if the price of scrap metal exceeds or drops below certain levels. These surcharges and price adjustments are determined on a monthly or quarterly basis.

    ALLOYS AND FLUXES. The Company purchases various materials such as nickel, chrome, molybdenum, vanadium, manganese, silicon, aluminum, titanium, sulphur, lead, lime and fluorspar for use as alloying agents and fluxing (cleansing) materials. Since 1994, prices of many of these materials have fluctuated dramatically and the cost stated as a percent of cost of product sold has represented 7.4%, 9.5%, 10.3% and 8.4% for fiscal years 1994, 1995, 1996 and
1997, respectively.

    The following table sets forth the average cost of alloys and fluxes as a cost per ton of product shipped and as a percentage of total cost of product sold:

                                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                               ------------------------------------------
                                                                                 1994       1995       1996       1997
                                                                               ---------  ---------  ---------  ---------
Alloys and Fluxes
  Average cost per ton of product shipped....................................  $      47  $      64  $      79  $      57
  Percentage of cost of product sold.........................................        7.4%       9.5%      10.3%       8.4%

    The Company uses price surcharges for nickel, chrome, molybdenum and vanadium in an attempt to protect its profit margins from the affects of fluctuating prices on these commodities.

CUSTOMERS

    The Company's principal customers are manufacturers in the automotive industry, machinery industry, industrial equipment and tools industry, independent forgers, service centers and aviation and aerospace industries.

    The following table sets forth the percentage of the Company's direct net sales to various markets:

                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                          ------------------------------------------
                                                                            1994       1995       1996       1997
                                                                          ---------  ---------  ---------  ---------
Automotive Industry.....................................................       35.0%      37.1%      40.2%      36.7%
Machinery, Industrial Equipment and Tools Industry......................       18.1       18.8       19.0       16.9
Independent Forgers.....................................................       17.8       15.1       13.8       13.8
Service Centers.........................................................       14.2       14.0       14.0       16.5
Other...................................................................       14.9       15.0       13.0       16.1
                                                                          ---------  ---------  ---------  ---------
                                                                              100.0%     100.0%     100.0%     100.0%
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

    The Company's major customers include American Axle & Manufacturing, American Steel and Wire, Caterpillar, Crucible Materials, Ford Motor Company, General Motors, Jernberg Industries, Jorgensen Steel and Aluminum, MascoTech and TRW. In fiscal year 1997, sales to American Axle constituted approximately 9.5% of the Company's total net sales. Further, in fiscal year 1997, sales to the Company's ten largest customers constituted approximately 42.9% of the Company's total of net sales. Consequently, any disruption of sales to these customers could adversely affect the Company's results of operations and financial condition. In general, the Company does not have long-term contracts with its customers; however, it has long-standing relationships with its largest customers.

    While the Company has a nationwide customer base, approximately 65% of its shipments were to customers in the states of Indiana, Illinois, Michigan, New York, Ohio and Pennsylvania for fiscal year 1997.

COMPETITION

    The domestic steel industry is highly cyclical in nature. Domestic steel producers suffered substantial losses in the first half of the 1980's as a result of a number of factors, including recessionary conditions, a high level of steel imports, the strength of the U.S. dollar against other currencies, worldwide production overcapacity, increased domestic and international competition, high labor costs and inefficient plants. The steel industry also suffered heavy losses during the early 1990's as a result of a downturn in the automotive industry, which is also highly cyclical and directly affected by, among other things, the level of consumer confidence and general economic conditions.

    The Company competes with specialty producers and with a number of mini-mills, certain merchant bar quality producers, and SBQ producers. Major competitors of the Company in the specialty steels market include Carpenter Technology; the Atlas Specialty Steels division of Rio Algoma Ltd.; Latrobe Steel Company, a subsidiary of The Timken Company ("Timken"); Slater Industries; and Talley Metals. Major competitors of the Company in the hot-rolled bar market include CSC Ltd.; Inland Steel Industries, Inc.; North Star Steel Company; Quanex Corporation (Mac Steel); Timken; and USS-Kobe Steel, a joint venture of USX Corporation and Kobe Steel. Major competitors of the Company in the cold-finished bar market include Bar Technologies, Inc. ("Bartech") formerly ("Bliss & Laughlin Industries, Inc."); Corey Steel, Inc.; Niagara Corporation; and Nucor Cold Finished.

    Recent entrants into the SBQ market compete directly with the Company in a major portion of its products. Bartech now operates recently acquired assets of the former Bar, Rod and Wire Division of Bethlehem Steel Corporation and Bliss & Laughlin Industries, Inc. Qualitech Steel Corporation is constructing a $500 million greenfield steelmaking facility. Birmingham Steel Corporation is nearing completion of a new continuous steelmaking facility and has recently commenced operation of a new bar mill. This competition is exerting significant downward pressure on the price level of many of the Company's products. There can be no assurance that the Company will meet this competition successfully.

    Foreign competition is a significant factor in the Engineered Steels industry. Imports are substantially affected by fluctuations in the value of the U.S. dollar versus certain foreign currencies. If the U.S. dollar were to strengthen significantly against the Japanese Yen or European currencies, the price and sales volume of the Company's products could be adversely affected. The Company is particularly vulnerable to these currency fluctuations since its higher priced, higher value-added products used in the manufacture of end products, such as automobile transmissions, are more susceptible to being replaced by imported products than other end products.

    The principal methods of competition in the Company's markets are product quality, delivery capability, service and price. Engineered steels are characterized by special chemistry and precise processing requirements. Maintaining high standards of product quality while keeping production costs competitive is essential to the Company's ability to compete in its markets. The ability of a manufacturer to respond quickly to customer orders currently is, and is expected to remain, important as customers continue to reduce their in-plant raw material inventory.

    In June 1997 the U.S. Department of Commerce (DOC) commenced an investigation to determine whether certain lead billets imported into the United States circumvented anti-dumping and countervailing duty orders issued by the DOC in 1993 against imports of hot-rolled lead bars from Germany and the United Kingdom. The outcome of this investigation could impact the supply, or increase the price, of lead billets purchased by the Company to supplement its own production of lead billets and thus adversely affect the Company's sales of higher value-added cold-finished lead bars.

PATENTS AND TRADEMARKS

    The Company has the patents, trademarks and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to its business.

BACKLOG

    The Company's backlog of orders as of June 30, 1997 was approximately $248 million compared to approximately $230 million as of June 30, 1996. Orders are generally filled within 6 to 26 weeks of the order depending on the product, customer needs and other production requirements. Customer orders are generally subject to cancellation without penalty prior to shipment and actual shipments depend on the changing production schedules of customers. Accordingly, the Company does not believe that the amount of its backlog orders is a reliable indication of future sales.

EMPLOYEES

    As of June 30, 1997 the Company had 4,094 employees, of which 3,275 were represented by the United Steelworkers of America AFL/CIO (the "USWA"). The balance consisted of 769 salaried employees and 50 employees represented by two other unions.

    In accordance with mid-contract re-opener provisions contained in the six year collective bargaining agreement dated as of June 1, 1993 between the Company and the USWA, negotiations between the Company and the USWA on economic items (wages, payroll items and benefits) did not result in an agreement and, unresolved issues were submitted to an arbitrator. On February 19, 1997, the arbitrator issued a decision which, in effect, rejected both the Company's and Union's demands and ruled that any increases in wages and/or pension benefits must be derived from future savings, if any, from the previously existing cost reduction program. On May 19, 1997 the Company filed an appeal in the U.S. District Court for the Northern District of Ohio challenging the arbitrator's decision on the basis that the decision did not adhere to the decisional criteria set forth in the collective bargaining agreement. The appeal is pending.

ENVIRONMENTAL COMPLIANCE

    The domestic steel industry, including the Company, is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company does not anticipate the need to make material expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company currently believes that these costs are most likely to be in the range of $12.3 million to $26.1 million over the lives of the Company's facilities. The reserve to cover potential environmental liabilities, including the matters discussed below, was approximately $17.8 million and $20.0 million as of June 30, 1997 and 1996, respectively. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, no assurance can be given that future regulatory action regarding historical disposal practices at certain of the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that may have a material adverse effect on the Company's future financial performance.

    The U.S. Environmental Protection Agency ("EPA") has identified a number of solid waste management units ("SWMUs") at the Canton (Eighth Street) Plant and the Chicago Plant. Since the Acquisition, state environmental authorities have conducted periodic inspections at these plants and found no significant violations. The Company could incur significant investigation and remediation costs in the future in connection with the SWMUs. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to investigate and remediate the SWMUs.

    The Company is subject to a 1988 Consent Agreement and Final Order (the "Final Order") with the EPA. Under the terms of the Final Order, the Company is required to implement an approved closure plan for the electric arc furnace dust waste pile (the "Waste Pile") at the Canton Plant (the "Closure Plan"), if so requested by the EPA. The EPA has not made any such request; however, should the EPA request the Company to implement the Closure Plan, the Company would incur significant costs. The Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur should the EPA request implementation of the Closure Plan; however, it is possible that the Company could begin over the next twenty-four months to implement the Closure Plan depending upon the outcome of discussions with the Ohio Environmental Protection Agency ("Ohio EPA") which are ongoing.

    The Company's Massillon Plant (Rose Avenue) became subject to a 1989 Administrative Consent Order ("ACO") with the Ohio EPA with respect to Kolene waste that had been deposited at the site prior to Company's acquisition of the property in 1989. The ACO expired in February 1997 when all of its requirements were satisfied upon removal of Kolene waste and discontinuance of groundwater monitoring with the concurrence of the Ohio EPA.

    Notices of historical waste disposal activities at one of the two Massillon plants and the two Canton plants were filed by LTV Steel and its predecessors with the EPA, under Section 103(c) of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1985, the Ohio EPA recommended the Massillon Plant as a medium priority for further state investigation. In 1986, the Ohio EPA recommended the Canton (Eighth Street) Plant as a high priority for further state investigation. During that same year, the Ohio EPA recommended the Canton (Harrison Avenue) Plant as a medium priority for further state investigation and a low priority for further federal investigation. No further investigation of historical waste disposal activities has been performed at these plants since 1986 by any environmental authority. The Company could be required, in the future, to incur significant costs to investigate such historical waste disposal activities and remediate any contamination found to exist at these plants. The Company is currently unable to predict precisely the amount or timing of such costs.

    The Company owns a seven-acre parcel of land in Canton, Ohio, commonly referred to as "Berger Triangle," which appears on the EPA's Comprehensive Environmental Response, Compensation and Liability Information System list. The EPA conducted site investigations at Berger Triangle in 1990 and 1995. No further regulatory action has been taken by any environmental authority. The Company could incur significant investigation and remediation costs in the future relating to Berger Triangle. However, the Company is currently unable to predict precisely the amount or timing of any costs it may be required to incur to investigate and remediate Berger Triangle.

    The Company is currently operating the CAST-ROLL-TM- facility under a permit from the Ohio EPA which authorized installation and testing. Operating environmental permits for the CAST-ROLL-TM- facility are expected to be issued in accordance with applicable regulatory procedures after collection and review of necessary environmental performance information which has been delayed primarily as a result of a malfunction of the vacuum tank degasser and the inadequacy of the existing test protocol to accurately measure sulfur dioxide emissions from the ladle metallurgical facility. The Company is working diligently with the equipment vendor and the Ohio EPA to resolve these problems as soon as possible, although no deadline has been established and the Company can give no assurance as to when resolution of these problems might occur.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the name, age and position with the Company of each person who is an executive officer of the Company, as of September 1, 1997:

          NAME                AGE                                         POSITION
------------------------      ---      -------------------------------------------------------------------------------
Russell W. Maier                  60   Chairman of the Board, President and Chief Executive Officer

Harold V. Kelly                   66   Executive Vice President and General Counsel

James B. Riley                    45   Executive Vice President and Chief Financial Officer and Director

Joseph F. Lapinsky                47   Corporate Vice President and President of the Hot Rolled Bar Division

Stephen S. Higley                 54   Corporate Vice President and President of the Cold Finished Bar Division

John C. Vaught                    51   Corporate Vice President and President of the Stainless and Specialty Steels
                                         Division

Charles T. Cochran                43   Vice President-Sales and Marketing of the Cold Finished Bar Division

Edward J. Blot                    54   Vice President-Sales and Marketing of the Stainless and Specialty Steels
                                         Division

James T. Thielens, Jr.            39   Vice President-Sales and Marketing of the Hot Rolled Bar Division

James D. Donohoe                  54   Secretary and Associate General Counsel

John B. George                    50   Corporate Treasurer and Controller of the Cold Finished Bar Division

John W. Sears                     52   Corporate Controller and Controller of the Hot Rolled Bar Division

    RUSSELL W. MAIER has been Chairman of the Board, President and Chief Executive Officer of the Company since November 1989. Mr. Maier has been active in the steel industry since February 1960. Mr. Maier is also a member of the Board of Directors of United National Bank and Trust Company and Ohio Edison Company.

    HAROLD V. KELLY has been Executive Vice President and General Counsel of the Company since November 1993. He was formerly Vice President and General Counsel of the Company from 1989 to October 1993. Mr. Kelly has been active in the steel industry since 1973.

    JAMES B. RILEY has been Executive Vice President and Chief Financial Officer and a Director of the Company since November 1993. He was formerly Vice President and Chief Financial Officer and a Director of the Company from 1989 to October 1993. Mr. Riley has been active in the steel industry since 1975.

    JOSEPH F. LAPINSKY has been a corporate Vice President and President of the Company's Hot Rolled Bar Division since January 1997. Prior to that time he served as General Manager of the Company's hot-rolled bar operations from September 1995 to January 1997. Prior to that time he was Executive Vice President of Autumn Industries, Inc. from September 1991 to September 1995 and Executive Vice President of CSC Industries, Inc. from December 1987 to September 1991. Mr. Lapinsky has been active in the steel industry since 1973.

    STEPHEN S. HIGLEY has been a corporate Vice President and President of the Company's Cold Finished Bar Division since January 1997. Prior to that time he was Vice President and President of the Company's Specialty Steels Division from January 1995 to January 1997 and he was Vice President - Commercial of the Company from November 1989 to January 1995. Mr. Higley has been active in the steel industry since 1966.

    JOHN C. VAUGHT has been a corporate Vice President and President of the Company's Stainless and Specialty Steels Division since January 1997. He served as a special assistant to the President of the Company's Bar Products Division from February 1995 to July 1995 and to the Chief Executive Officer from July 1995 to January 1997. Prior to that time he was Vice President of the Company's Special Metals Division from February 1991 to February 1995 and Vice President for Purchasing, Transportation and Support Services from November 1989 to February 1991. Mr. Vaught has been active in the steel industry since 1969.

    CHARLES T. COCHRAN has been Vice President, Sales and Marketing of the Company's Cold Finished Bar Division since January, 1997. He served as Vice-President, Sales and Marketing of the Company's Bar Products Division from January 1995 to January 1997. From May 1994 to January 1995 he was General Manager, Cold Finished Bar Division. Prior to that time he held various regional sales positions at the Company since its formation in 1989. Mr. Cochran has been active in the steel industry since 1976.

    EDWARD J. BLOT has been Vice President, Sales and Marketing of the Company's Stainless and Specialty Steels Division since January, 1997. He served as Vice-President, Sales and Marketing of the Company's Specialty Steels Division from February 1995 to January 1997. From 1992 to February 1995 he was President of Ed Blot & Associates, a business consulting firm. From 1989 to 1992, he was Vice President, Sales and Marketing of Baltimore Specialty Steels Corporation, a subsidiary of Armco, Inc. Mr. Blot has been active in the steel industry since 1966.

    JAMES T. THIELENS, JR. has been Vice President, Sales and Marketing, of the Company's Hot Rolled Bar Division since March, 1997. He served as General Manager of Marketing from March 1995 to March 1997 and as a Regional Sales Manager of the Company's Bar Products Division from April 1994 to March 1995. Prior to that time he held various sales and marketing positions at the Company since its formation in 1989. Mr. Thielens has been active in the steel industry since 1980.

    JAMES D. DONOHOE is the Secretary and Associate General Counsel of the Company and has held that position since November 1989. Mr. Donohoe has been active in the steel industry since 1973.

    JOHN B. GEORGE is the Treasurer of the Company and has held that position since April 1991. From November 1989 to April 1991 he was Assistant Treasurer of the Company. Mr. George has been active in the steel industry since 1969.

    JOHN W. SEARS is the Controller of the Company and has held that position since November 1989. Mr. Sears has been active in the steel industry since 1968.

ITEM 2.  PROPERTIES

    As of June 30, 1997, the Company had ten operating facilities located in six states. The aggregate floor area of these facilities was approximately 8.0 million square feet. The Company also owns trackage and railroad rolling stock for materials movement, power generation facilities and numerous items of heavy industrial equipment.

    The following table sets forth for each of the Company's ten operating facilities the location, size, use of the facility and shipping capacity as of, and capacity utilization for, the fiscal year ended June 30, 1997:

                                           APPROXIMATE                                        SHIPPING
                                             SIZE IN                                          CAPACITY*
                                          THOUSANDS OF                                        (TONS IN        CAPACITY
               LOCATION                    SQUARE FEET            USE OF FACILITY            THOUSANDS)      UTILIZATION
---------------------------------------  ---------------  --------------------------------  -------------  ---------------
Canton, Ohio (Eighth Street)...........         2,755     Primary Melting and Rolling              1040             88%
Canton, Ohio (Harrison Avenue).........           458     Remelt/Forge/Specialty                     20             74%
Massillon, Ohio (Oberlin Road).........           667     Rolling Mill                              480             70%
Massillon, Ohio (Rose Avenue)..........           553     Cold-Finished Plant                       120             69%
Chicago, Illinois......................         2,019     Rolling Mill                              324             89%
Gary, Indiana (Dunes Highway)..........           266     Cold-Finished Plant                        84             72%
Gary, Indiana (Seventh Avenue).........           200     Cold-Finished Plant                        55             98%
Beaver Falls, Pennsylvania.............           176     Cold-Finished Plant                        54             74%
Willimantic, Connecticut...............            89     Cold-Finished Plant                        24             74%
Baltimore, Maryland....................           642     Forge/Rolling Mill/Specialty               40             44%
                                                -----
    Total..............................         7,825
                                                -----
                                                -----

------------------------

* Stated tons represent the shipping capacity of the individual facility only and do not when aggregated together represent the shipping capacity of the Company as a whole.

    Raw steel is produced only at the Company's Canton facility and is usually processed at several plants before it is considered a finished product. The maximum annual melt capacity of the Company is approximately 1.45 million tons. The maximum annual melt capacity of SBQ steel is 1.31 million tons and during fiscal year 1997 the Company utilized approximately 88% of its practical SBQ capacity. The maximum annual melt capacity of specialty steels is 0.14 million tons and the Company utilized approximately 44% of its practical specialty capacity.

    The Company owns all of the above listed facilities. Although most of the Company's facilities are at least 25 years old, the Company generally believes that its facilities are in good operating condition and continues to spend significant amounts on their repair and maintenance.

ITEM 3.  LEGAL PROCEEDINGS

    In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of nineteen former salaried employees of the Company whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee are age discrimination under both federal and state laws, breach of employment contract, promissory estoppel and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee is lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500,000 on each count, punitive damages of $500,000 under the public policy count, prejudgment interest and attorneys' fees. The Company denied all of the claims and contested them vigorously. The Company's motion for summary judgment was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. On July 15, 1997 all nineteen age discrimination claims were settled for an amount that is not deemed to be material either individually or in the aggregate. Eighteen of the nineteen settlements have been finalized. The nineteenth settlement is awaiting approval by the probate court which is expected in due course.

    The Company is involved in other legal proceedings, including various environmental proceedings with governmental authorities, personal injury and product liability litigation and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. The Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

    For a description of various environmental proceedings see "Environmental Compliance" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company began trading on the Nasdaq National Market on April 28, 1995. Prior to that time, virtually all of the issued and outstanding Common Stock of the Company was held by the ESOP. Approximately 56% of the outstanding shares of Common Stock of the Company are currently held by the ESOP. For a detailed discussion of the Company's ESOP see "Item 11. Executive Compensation."

    As of September 15, 1997, there were 354 holders of record of the Company's stock and more than 4,500 beneficial shareholders. On September 12, 1997, the last reported sales price of the Company's Common Stock was $2.00 per share.

    The Company has not paid any dividends on its Common Stock in the last three years and is restricted in the payment of cash dividends on the common stock by covenants contained in certain of the Company's financing arrangements. It is not anticipated that the Company will pay dividends on its Common Stock in the near future.

    The high and low sales prices for the Common Stock of the Company from the date of the IPO (April 28, 1995) through fiscal year 1997 were as follows:

QUARTER ENDED                                                              HIGH        LOW
-----------------------------------------------------------------------  ---------  ---------
June 30, 1995..........................................................  $   8.500  $   6.250
September 30, 1995.....................................................      8.375      6.625
December 31, 1995......................................................      7.500      4.250
March 31, 1996.........................................................      6.000      4.250
June 30, 1996..........................................................      4.625      3.250
September 30, 1996.....................................................      4.875      2.500
December 31, 1996......................................................      4.625      1.375
March 31, 1997.........................................................      2.750      1.375
June 30, 1997..........................................................      1.750      1.250

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER TON AMOUNTS)

    The following table sets forth the selected consolidated financial data of the Company for each of the five fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997, respectively. The selected consolidated financial data for these periods are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                        1993(1)     1994(1)       1995        1996        1997
                                                       ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
Net sales............................................  $  646,162  $  744,774  $  805,098  $  746,174  $  753,535
Cost of product sold.................................     573,176     665,779     705,156     688,445     691,318
                                                       ----------  ----------  ----------  ----------  ----------
Gross profit.........................................      72,986      78,995      99,942      57,729      62,217
Selling, general and administrative expenses.........      39,495      46,374      45,338      46,418      44,024
Special charges......................................          --          --          --       3,890       2,105
Non-cash deferred compensation charges...............          --         330       2,070          --          --
Other postretirement benefits charges (credits)......       7,844      10,683      14,610      13,821      16,940
Non-cash ESOP charges(2).............................      24,954      31,270      33,448      32,304      30,500
Interest expense, net(3).............................      16,953      18,478      12,499      17,424      26,308
Other charges (credits), net.........................      (2,395)       (538)       (811)       (562)       (772)
Income tax benefit...................................      (1,404)     (2,823)     (2,405)    (22,136)    (22,569)
Extraordinary gain (net of tax)......................          --       1,391          --          --          --
Cumulative effect of changes in accounting
  principles.........................................       5,093          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................      (7,368)    (23,388)     (4,807)    (33,430)    (34,319)
Preferred stock dividends paid.......................       4,957       5,733       6,042          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss attributable to Common Stock................  $  (12,325) $  (29,121) $  (10,849) $  (33,430) $  (34,319)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

EARNINGS PER SHARE:
Loss before cumulative effect of changes in
  accounting principles and extraordinary item (4)...  $    (1.35) $    (2.35) $    (0.78) $    (1.69) $    (1.74)
Cumulative effect of changes in accounting principles
  (1993) and extraordinary item (1994)...............        0.39        0.11          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................  $    (0.96) $    (2.24) $    (0.78) $    (1.69) $    (1.74)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Weighted average shares outstanding..................      12,896      12,990      13,995      19,756      19,707

                                                        JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                          1993        1994        1995        1996        1997
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments....  $   48,189  $   62,192  $    4,609  $    2,074  $    6,412
Working Capital......................................     163,491     201,016     142,264     137,737     135,331
Property, plant and equipment, net...................     142,085     169,797     309,621     331,079     313,235
Total assets.........................................     408,873     501,240     610,791     639,410     632,368
Total debt...........................................     165,705     200,000     243,272     280,956     273,939
Preferred stock......................................      34,366      40,684           2           2           2
Total stockholders' equity (deficit).................      16,526      58,390      88,134      88,973      85,254

OTHER DATA:
Adjusted EBITDA(5)...................................      52,625      50,331      73,068      30,072      46,489
Net cash provided (used) by operating activities.....      55,655      30,627      57,818       6,312      20,389
Net cash provided by (used in) investing
  activities.........................................      (7,653)    (40,577)   (154,540)    (45,141)     (9,699)
Net cash provided by (used in) financing
  activities.........................................     (24,878)    (25,011)     39,139      36,294      (6,352)
Maintenance and repairs expense......................      65,103      73,359      75,242      72,304      70,975
Depreciation and amortization........................      16,896      17,525      18,841      24,020      29,560

------------------------

(1) Excludes approximately $2,000 in wages and net periodic postretirement benefits for June 1993 related to the Company's new collective bargaining agreement ratified in October 1993, and a comparable compensation program for salaried employees. This amount was accrued in the six months ended December 31, 1993.

(2) Non-cash ESOP charges represent contributions made by the Company to the ESOP, which are immediately returned to the Company as repayment of notes in respect of the loans owed by the ESOP to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Net of capitalized interest of $0, $578, $8,616, $8,491 and $0 for fiscal years 1993, 1994, 1995, 1996 and 1997, respectively.

(4) If the non-cash ESOP charges and non-cash deferred compensation charges were excluded and a 40% effective state and federal tax rate was applied to earnings as adjusted, earnings (loss) per share as adjusted (unaudited) would have been $0.13, $(0.26), $0.78, $(0.71) and $(0.74) for fiscal years
    1993, 1994, 1995, 1996 and 1997, respectively.

(5) Management believes that Adjusted EBITDA provides meaningful information for determining compliance with the Company's debt covenants, including interest coverage. Adjusted EBITDA represents net income (loss) before cumulative effect of changes in accounting principles and extraordinary items, net interest expense, income taxes, depreciation and amortization, adjusted to exclude non-cash postretirement benefit charges (credits), non-cash ESOP charges and non-cash deferred compensation charges. Adjusted EBITDA does not represent operating income or cash flow from operations as determined in accordance with generally accepted accounting principles and does not necessarily indicate that the Company's cash flow from operations will be adequate to satisfy its cash needs. Adjusted EBITDA should also not be considered as an alternative to net income as an indicator of operating performance or to cash flow from operations as a measure of liquidity.

                            SELECTED OPERATING DATA
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER TON AMOUNTS)

    The following table sets forth the selected operating data of the Company for each of the five fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997, respectively. The selected operating data is derived from the Company's internal management reports.

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
SELECTED OPERATING DATA:
Net tons shipped...........................................      935.8    1,056.6     1041.6      897.4    1,009.6
Average selling price per net ton shipped..................  $     691  $     705  $     773  $     832  $     746
Average manufacturing cost per net ton shipped.............       613.0      630.0      677        768.0      685.0
Average gross margin per net ton shipped...................        78.0       75.0       96         64.0       61.0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The steel industry is highly cyclical in nature and is affected by imports, world-wide production over-capacity, intense domestic and international competition, as well as general economic conditions. The Company believes that a majority of its total net sales in fiscal year 1997 were derived from products sold directly and indirectly to the automotive industry, which also has been highly cyclical and directly affected by, among other things, the level of consumer confidence and general economic conditions. Commencing in fiscal year 1993, the steel industry experienced an increase in demand which enabled the Company and other domestic steel producers to obtain price increases for many of their major product lines. The Company announced numerous price increases in 1994 and 1995, excluding raw material surcharges, with the preponderance of the impact commencing in January 1995. Erosion of these price increases began in the fourth quarter of fiscal year 1996 and with the expected entry of new competitors in the SBQ market there can be no assurance that further erosion will not occur.

    Scrap metal is the principal raw material used in the Company's products and accounted for approximately 23% of the Company's total cost of product sold during fiscal year 1997. The average price of scrap for fiscal year 1997 decreased by 6.2% as compared to the average price of scrap for fiscal year 1996, and, as a result, scrap metal represented 23.2% of the Company's total cost of product sold in fiscal year 1997 as compared to 24.0% for fiscal year 1996. Scrap metal prices are affected by cyclical, seasonal and other market factors. These fluctuations in scrap metal prices affect the Company's revenues, costs and earnings. While the Company believes that it has been generally successful in passing on scrap metal price increases to its customers through a surcharge and price increases in the spot market, significant increases in the price of scrap metal coupled with significant decreases in demand for bar steel products could adversely affect the Company's financial results. See "Item 1. Business -- Raw Materials."

    Average manufacturing cost per ton of steel shipped decreased by $83 per ton or 10.8% from $768 per ton in fiscal year 1996 to $685 per ton in fiscal year 1997. The change reflects a decrease in the cost of raw materials from $264 per ton of product shipped in fiscal year 1996 to $216 per ton in fiscal year 1997 and improved operating costs associated primarily with increased CAST-ROLL-TM-utilization rates.

    ESOP charges are non-cash expenses that represent the principal repayment of the ESOP Loans (as hereinafter defined). On a quarterly basis, the Company makes a contribution to the ESOP to reflect certain percentages of cash compensation received by the ESOP participants in the quarter. The ESOP Trustee in turn utilizes the entire contribution to pay principal and interest on the Acquisition loans to the Company incurred to purchase the original twelve million shares of the Company's Common Stock (the

"ESOP Loans"). The percentage of cash compensation utilized for calendar year 1996 was 18% and will continue at that rate until the ESOP Loans are repaid which is anticipated to occur in fiscal year 1998. Contributions to the ESOP are tax deductible, thereby significantly reducing the Company's tax payments. Over the last five fiscal years, the tax deductions relating to the ESOP were $152.5 million in total and will result in cash savings of approximately $61.0 million (assuming a 40% state and federal tax rate), when fully realized. In addition, as the Company generates taxable net income, the remaining ESOP tax deductions of approximately $17.1 million are expected to result in additional cash savings of approximately $6.8 million (assuming a 40% state and federal tax rate) in the future.

    The Company's business is subject to some degree of seasonality. In particular, many of the Company's customers shutdown operations for certain periods for the maintenance of their facilities and holidays during the Company's first two fiscal quarters of each year. In fiscal year 1997, the Company's net sales for its first fiscal quarter and second fiscal quarter constituted approximately 24.3% and 23.2%, respectively, of the Company's total net sales for the fiscal year.

    In 1989, the Company adopted an Executive Incentive Compensation Plan (the "Executive Plan") to provide long term incentives and rewards to the executives and other senior managers of the Company in order to attract, motivate and retain qualified and capable executives. The Executive Plan provided stock appreciation rights to all unit holders based upon a predetermined "floor value" of the Company's common stock. In connection with the IPO, participants in the Executive Plan surrendered their units in the Executive Plan for stock options pursuant to the 1995 Stock Option Plan. Stock options, totaling 1,771,200 shares, have been granted under the 1995 Stock Option Plan which are exercisable after May 5, 1998 and expire on November 28, 2001. Compensation expense relating to these plans totaled $2,070 for the fiscal year ended June 30, 1995. There was no expense relating to these plans for fiscal years 1997 or 1996.

    Since the options outstanding as of June 30, 1997 were granted prior to the effective date of SFAS No. 123 and no additional options have been granted thereafter, pro forma net income and pro forma net income per share data are not considered necessary.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated:

                                                                                      FISCAL YEAR ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
Net sales.........................................................................      100.0%     100.0%     100.0%
Cost of product sold..............................................................       87.6       92.3       91.7
                                                                                    ---------  ---------  ---------
Gross profit......................................................................       12.4        7.7        8.3
Selling, general and administrative expenses......................................        5.6        6.2        5.9
Special charges...................................................................         --        0.5         .3
Non-cash deferred compensation charge.............................................        0.2         --         --
Other postretirement benefits charges.............................................        1.8        1.9        2.2
Non-cash ESOP charges.............................................................        4.2        4.3        4.1
Interest expense, net.............................................................        1.6        2.3        3.5
Other charges (credits), net......................................................       (0.1)      (0.1)      (0.1)
                                                                                    ---------  ---------  ---------
Loss before income taxes, extraordinary gain and cumulative effect of change in
  accounting principles...........................................................       (0.9)      (7.4)      (7.6)
Income tax benefit................................................................        0.3        2.9        3.0
Net loss..........................................................................       (0.6)%      (4.5)%      (4.6)%
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1996

    Net sales for fiscal year 1997 totaled $753.5 million on shipments of 1,009,631 net tons compared to $746.2 million on shipments of 897,361 tons during fiscal year 1996. The increased revenues reflect the 12.5% increase in shipping volume, a decrease in realized selling prices per ton and an increased percentage of lower priced semi-finished products coupled with a corresponding decreased percentage of higher priced value-added cold finished and specialty products. The average selling price, decreased by 10.3% for all products to $746 per ton for fiscal year 1997 compared to $832 per ton during 1996.

    Cost of products sold increased by only $2.9 million or .4% to $691.3 million despite the 12.5% increase in shipping volume and increased depreciation charges of $5.4 million associated with the CAST-ROLL-TM- facility which was in service for only 6 months during fiscal year 1996. On a per ton basis, manufacturing costs decreased 10.8% to $685 per ton in fiscal year 1997 versus $768 per ton for the prior fiscal year. The decrease is due to overall increased utilization rates; increased CAST-ROLL-TM- throughput from 33.3% of capacity in fiscal year 1996 to 74.0 % of capacity in fiscal year 1997; decreased raw material prices for scrap, nickel and molybdenum; and lower average manufacturing costs associated with the increased percentage of semi-finished shipments.

    Selling, general and administrative expenses totaled approximately $44.0 million or 5.8% of sales for fiscal year 1997 versus approximately $46.4 million or 6.2% of sales in fiscal year 1996. The decrease is primarily the result of the reduction of the salaried workforce in connection with the restructuring which was announced on January 29, 1997.

    In fiscal year 1997, the Company recorded a charge for the reduction of the salaried workforce and for the impairment of assets which will be idled during the next fiscal year. In addition, the Company revised its estimate of the cost associated with the June 1996 shutdown of its 8" bar mill. The net of these adjustments total a pretax charge of $2.1 million compared with the fiscal year 1996 pretax charge of $3.9 million for the shutdown of the 8" mill.

    The charge for other postretirement benefits totaled $16.9 million for fiscal year 1997 compared to $13.8 million for fiscal year 1996. The increase was due primarily to actuarial losses. Cash payments totaled $2.0 million and $1.9 million for fiscal years 1997 and 1996, respectively.

    Non-cash ESOP charges totaled $30.5 million during fiscal year 1997 compared to $32.3 million for the prior fiscal year. The decrease was effected despite the 12.5% increase in shipment level and reflects lower total wages resulting from improved manpower utilization. This improvement is attributed to the increased throughput of the CAST-ROLL-TM- facility, the idling of the man-hour intensive 8" bar mill and other initiatives which resulted in labor productivity improvement.

    Net interest expense totaled $26.3 million for fiscal year 1997 compared to $17.4 million for fiscal year 1996. The increase is primarily the result of capitalized interest of $8.5 million for fiscal year 1996 associated with the construction of the CAST-ROLL-TM- facility. Effective January 1, 1996, the new facility was placed in operation and, accordingly, interest is no longer being capitalized.

FISCAL YEAR ENDED JUNE 30, 1996, COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1995

    Net sales for fiscal year 1996 totaled $746.2 million on shipments of 897,361 net tons compared to fiscal year 1995 sales of $805.1 million on shipments of 1,041,586 net tons. This decrease in net sales reflected a weaker demand in the automotive sector coupled with a substantial overall inventory reduction by many other customers during the July through December 1995 period. The average selling price increased by 7.6% to $832 per net ton shipped during fiscal year 1996 compared to $773 per ton during fiscal year 1995. The overall price reflected increases in hot rolled, cold-finished and specialty products and an increased percentage of shipments of the higher priced value-added specialty products.

    Cost of products sold increased from 87.6% of sales to 92.3% of sales in fiscal year 1996 versus the year ago average. The increase was due to lower utilization rates, added costs resulting from operating three steel processing routes instead of two during the first six months of the fiscal year while customer approvals were being obtained for the use of products from the CAST-ROLL-TM- facility to replace the then idled vertical caster, cost penalties associated with inclement weather during the third fiscal quarter, start-up costs associated with the CAST-ROLL-TM- facility, increased depreciation charges associated with the new facility which was officially placed in service in January 1996, charges relating to the shutdown of the 8" mill, by steel scrap costs which increased by 4.2% versus the prior year, and other raw material cost increases.

    Net periodic postretirement benefits charges for fiscal year 1996 totaled $13.8 million, $.8 million less than the year earlier period. The decrease was primarily the result of favorable experience during 1996. Cash payments totaled $1.9 million and $1.2 million for years 1996 and 1995, respectively.

    Non-cash ESOP charges totaled $32.3 million during fiscal year 1996, a decrease of $1.1 million versus 1995. The decrease was a result of decreased wages related to the lower level of business activity.

    Net interest expense for fiscal year 1996 totaled $17.4 million, an increase of $4.9 million versus fiscal year 1995. The increase was a result of higher outstanding debt and decreased interest income on lower cash reserves throughout fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity consist of cash on hand, cash flow from operations and available borrowings under its revolving credit facility with BankBoston, N.A. Net cash provided from operating activities was $55.7 million, $30.6 million, $57.8 million, $6.3 million and $20.4 million in fiscal years 1993, 1994, 1995, 1996 and 1997, respectively.

    The Company's revolving credit facility, which had permitted borrowings up to $90 million and was due to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million (the "Revolving Credit Agreement"), secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. As of June 30, 1997, the full $115 million was available under the Revolving Credit Agreement.

    The Revolving Credit Agreement provides up to $20 million for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to the higher of the base rate of BankBoston and 1/2 percent above the Federal Funds effective rate plus 1/4 percent; or LIBOR plus 2 1/4 percent, at the Company's option. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

    During the period from the Acquisition through September 1993, the Company's primary focus was on improving the Company's capital structure by reducing indebtedness. During this period, the Company repaid approximately $119.2 million of indebtedness incurred in connection with the Acquisition. The proceeds from the issuance in December 1993 of the $200.0 million First Mortgage Notes were used to retire all $61.6 million of the Company's outstanding 15 1/2% Subordinated Debentures at a discount for approximately $58.9 million and to pay down $110.0 million of outstanding bank debt with the balance being applied towards the cost of the CAST-ROLL-TM- facility. Since January 1994, the Company has focused on improving liquidity in order to meet its ongoing cash requirements, including those relating to the CAST-ROLL-TM- facility.

    Maintenance expenses for facilities and equipment were $65.1 million, $73.4 million, $75.2 million, $72.3 million and $71.0 million for fiscal years 1993, 1994, 1995, 1996 and 1997, respectively. Capital expenditures were $6.6 million, $41.6 million, $154.5 million, $45.1 million and $9.7 million for fiscal years 1993, 1994, 1995, 1996 and 1997, respectively. The Company expects that capital expenditures in fiscal year 1998 will be approximately $12 million.

    On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of June 30, 1997 the Company had available $1.183 million from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

    The IPO was completed on May 5, 1995 at a price of $8.00 per share. Of the shares of Common Stock sold to the public, the Company sold 6,895,020 shares, the trustee of the ESOP sold 342,076 shares beneficially owned by former employees and LTV Steel Company, Inc. sold to the underwriters the warrant which entitled the holder thereof to purchase 812,904 shares of Common Stock for $.05 per share and the underwriters, in turn, exercised the warrant and sold 812,904 shares as part of the offering. The Company used substantially all of the net proceeds of the IPO received by it to redeem all of the issued and outstanding shares of its Preferred Stock (approximately $47.6 million) in May 1995 at a redemption price of $10.10 per share (stated value of $10.00 per share plus a 1% premium).

    The Company believes that its cash on hand, cash flow provided from operations and borrowings available under its current financing arrangements will be sufficient to meet its liquidity needs during the next eighteen months, including working capital requirements, capital expenditures and debt service. Although the Company believes that based upon its historical performance, it should be able to satisfy its obligations with a combination of cash flow from operations and appropriate refinancings, no assurance to this effect can be given.

    With its inception, the Company established a reserve of $27.1 million for estimated environmental liabilities assumed as part of the Acquisition, which has been reduced to $17.8 million as of June 30, 1997 due to lower than anticipated spending and revised estimates of certain items covered by the reserve. The Company believes it has sufficient resources to meet its environmental liabilities; however, no assurance can be given that future regulatory action regarding historical disposal practices at certain of the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that could have a material adverse effect on the future financial performance of the Company. See "Item 1. Business -- Environmental Compliance."

    As of June 30, 1997, the Company had a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $249 million and an alternative minimum tax carryforward of $128 million, subject to adjustment by the Internal Revenue Service. If the Company were to undergo an "ownership change" within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), the use by the Company of its NOL carryforwards would be subject to an annual limitation equal to the product of (i) the fair market value of the equity of the Company immediately before the ownership change (subject to certain adjustments, including a reduction for certain capital contributions made within two years before such ownership change); and
(ii) the federal long-term tax exempt rate in effect on the date of the ownership change. Such limitation would be increased by certain built-in gains, if any, that are recognized by the Company within five years after the ownership change. In general, an ownership change would occur when there has been a more than 50 percentage point increase in the amount of the Company's stock owned by its "5% shareholders" (as defined in the Code) over the lowest percentage owned by those 5% shareholders at any time during a three-year testing period. The consummation of the IPO by itself did not result in an ownership change. As of June 30, 1997, the ESOP held approximately 56% of the Common Stock of the Company. However, future sales or other dispositions of the Common Stock, outside the control of the Company might result in such an ownership change. In regards to ownership change as it relates to ESOP participants, the Company requested and in October 1996 received a favorable ruling from the Internal Revenue Service which provides that distributions of Company stock from the ESOP to ESOP participants will not constitute an ownership shift for purposes of Section 382 of the Code.

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

IMPACTS OF ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued SFAS 128: "Earnings Per Share" effective for fiscal years beginning after December 15, 1997; SFAS 129:
"Disclosure of Information about Capital Structure" effective for fiscal years beginning after December 15, 1997; SFAS 130: "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1996; and SFAS 131:
"Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of these standards will have a material effect on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
INDEX TO FINANCIAL STATEMENTS

Independent Auditors Report................................................................................          22

Consolidated Balance Sheets June 30, 1997 and 1996.........................................................          24

Consolidated Statements of Income (Loss)
    Years ended June 30, 1997, 1996 and 1995...............................................................          25

Consolidated Statements of Shareholders' Equity
    Years ended June 30, 1997, 1996 and 1995...............................................................          26

Consolidated Statements of Cash Flows
    Years ended June 30, 1997, 1996 and 1995...............................................................          27

Notes to Consolidated Financial Statements
    June 30, 1997, 1996 and 1995...........................................................................          28

INDEX TO FINANCIAL STATEMENT SCHEDULES

    Accountant's Report on Schedules and Consent...........................................................          59

II.  Valuation of Qualifying Accounts......................................................................          61

V.  Supplementary Income Statement Information.............................................................          62

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Republic Engineered Steels, Inc.:

    We have audited the accompanying consolidated balance sheets of Republic Engineered Steels, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Engineered Steels, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
--------------------------------------------
KPMG Peat Marwick LLP
Pittsburgh, PA
August 1, 1997

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                                                                             1997         1996
                                                                                          -----------  -----------
                                                      ASSETS
Current assets
  Cash and cash equivalents.............................................................  $     6,412        2,074
  Receivables, less allowance for doubtful accounts of $1,624 in 1997 and $1,949 in 1996
    (note 5)............................................................................       75,596       76,712
  Inventories (notes 2 and 5)...........................................................      151,708      163,426
  Prepaid expenses......................................................................        2,012        1,774
  Deferred income taxes (note 9)........................................................        7,382        6,196
  Other current assets..................................................................           55          278
                                                                                          -----------  -----------
        Total current assets............................................................      243,165      250,460
Property, plant and equipment, net (notes 3 and 5)......................................      313,235      331,079
Intangibles and other assets, net (notes 4 and 5).......................................       27,711       29,930
Restricted cash (note 5)................................................................        1,183        2,250
Deferred income taxes (note 9)..........................................................       47,074       25,691
                                                                                          -----------  -----------
                                                                                          $   632,368      639,410
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable......................................................................  $    60,280       65,272
  Accrued compensation and benefits.....................................................       29,128       31,194
  Accrued liabilities...................................................................       18,225       16,098
  Accrued ESOP contribution.............................................................          201          159
                                                                                          -----------  -----------
        Total current liabilities.......................................................      107,834      112,723
Long-term debt (note 5).................................................................      273,939      280,956
Other postretirement benefits (note 8)..................................................      128,073      113,169
Defined benefit pension obligations (note 7)............................................       16,885       20,434
Environmental costs (note 16)...........................................................       16,862       19,605
Other liabilities.......................................................................        3,521        3,550
                                                                                          -----------  -----------
        Total liabilities...............................................................      547,114      550,437
                                                                                          -----------  -----------
Shareholders' equity
  Special preferred stock, $.01 par value; one share authorized, one share issued,
    liquidation value of $1,500 (note 11)...............................................            2            2
  Common stock, $.01 par value; authorized 27,000,000 shares; issued 19,707,923 shares;
    outstanding 19,706,578 (note 12)....................................................          197          197
  Additional paid-in capital............................................................      275,270      275,270
  Accumulated deficit...................................................................     (173,086)    (138,767)
                                                                                          -----------  -----------
                                                                                              102,383      136,702
  Less receivable from Employee Stock Ownership Trust...................................       17,121       47,721
  Less treasury stock, at cost, 1,345 shares............................................            8            8
                                                                                          -----------  -----------
        Total shareholders' equity......................................................       85,254       88,973
Commitments and contingencies (notes 3, 7, 8, 14, 15, and 16)...........................
                                                                                          -----------  -----------
                                                                                          $   632,368      639,410
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                     YEARS ENDED JUNE 30, 1997, 1996, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  753,535     746,174     805,098
Cost of product sold (including depreciation of $25,972 in 1997, $20,617 in
  1996, and $15,317 in 1995).................................................     691,318     688,445     705,156
                                                                               ----------  ----------  ----------
    Gross profit.............................................................      62,217      57,729      99,942
Selling expenses.............................................................       9,955      11,043       9,670
General and administrative expenses..........................................      34,069      35,375      35,668
Special charges (notes 19 and 20)............................................       2,105       3,890      --
Other postretirement benefits charges (note 8)...............................      16,940      13,821      14,610
Noncash ESOP charges.........................................................      30,500      32,304      33,448
Deferred compensation (note 6)...............................................      --          --           2,070
Other charges (credits), net
  Interest charges...........................................................      26,820      26,453      23,185
  Capitalized interest (note 3)..............................................      --          (8,491)     (8,616)
  Interest income............................................................        (512)       (538)     (2,070)
  Miscellaneous, net.........................................................        (772)       (562)       (811)
                                                                               ----------  ----------  ----------
                                                                                  119,105     113,295     107,154
                                                                               ----------  ----------  ----------
    Loss before income tax benefit...........................................     (56,888)    (55,566)     (7,212)
Income tax benefit (note 9)..................................................      22,569      22,136       2,405
                                                                               ----------  ----------  ----------
    Net loss.................................................................     (34,319)    (33,430)     (4,807)
Preferred stock dividends paid (note 6)......................................      --          --           6,042
                                                                               ----------  ----------  ----------
    Net loss attributable to common stock....................................  $  (34,319)    (33,430)    (10,849)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average shares outstanding..........................................      19,707      19,756      13,995
Net loss per common share (note 1[i])........................................  $    (1.74)      (1.69)       (.78)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                      (IN THOUSANDS, EXCEPT AS INDICATED*)

                                                     NUMBER OF SHARES
                                                       OUTSTANDING
                                                 ------------------------                                               ADDITIONAL
                                                  PREFERRED     COMMON      PREFERRED       SPECIAL                       PAID-IN
                                                    STOCK        STOCK        STOCK     PREFERRED STOCK  COMMON STOCK     CAPITAL
                                                 -----------  -----------  -----------  ---------------  -------------  -----------
Balance as of June 30, 1994....................       4,027       11,999    $  40,684         --                 120       225,280
Net loss.......................................      --           --           --             --              --            --
Preferred stock (note 10)......................         678       --            6,777         --              --            --
Preferred stock retired........................        (126)      --           (1,263)        --              --            --
Preferred treasury stock retired...............          41       --           --             --              --            --
Warrants purchased from LTV (note 18)..........      --           --           --             --              --              (541)
Preferred stock dividend (note 6)..............      --           --           --             --              --            --
Preferred stock redeemed (notes 6 and 10)......      (4,620)      --          (46,198)        --              --            --
Issued special preferred stock (note 11).......           1*      --           --                  2          --            --
Common stock issued............................      --            8,050       --             --                  80        51,254
Common stock sold from ESOP Trust..............      --             (342)      --             --                  (3)       (2,549)
Stock options..................................      --           --           --             --              --             1,826
Minimum pension liability adjustment, net of
  tax (note 7).................................      --           --           --             --              --            --
ESOP loan repayment............................      --           --           --             --              --            --
                                                                                                  --
                                                 -----------  -----------  -----------                           ---    -----------
Balance as of June 30, 1995....................           1*      19,707       --                  2             197       275,270
Net loss.......................................      --           --           --             --              --            --
Minimum pension liability adjustment, net of
  tax (note 7).................................      --           --           --             --              --            --
ESOP loan repayment............................      --           --           --             --              --            --
                                                                                                  --
                                                 -----------  -----------  -----------                           ---    -----------
Balance as of June 30, 1996....................           1*      19,707       --                  2             197       275,270
Net loss.......................................      --           --           --             --              --            --
ESOP loan repayment............................      --           --           --             --              --            --
                                                                                                  --
                                                 -----------  -----------  -----------                           ---    -----------
Balance as of June 30, 1997....................           1*      19,707    $  --                  2             197       275,270
                                                                                                  --
                                                                                                  --
                                                 -----------  -----------  -----------                           ---    -----------
                                                 -----------  -----------  -----------                           ---    -----------

                                                                           RECEIVABLE
                                                                              FROM
                                                               MINIMUM      EMPLOYEE
                                                  ACCUMU-      PENSION        STOCK                      TOTAL
                                                   LATED      LIABILITY     OWNERSHIP    TREASURY    SHAREHOLDERS'
                                                  DEFICIT    ADJUSTMENT       TRUST        STOCK        EQUITY
                                                 ---------  -------------  -----------  -----------  -------------
Balance as of June 30, 1994....................    (93,953)      --          (113,286)        (455)       58,390
Net loss.......................................     (4,807)      --            --               --        (4,807)
Preferred stock (note 10)......................     --           --            --           --             6,777
Preferred stock retired........................        (71)      --            --           --            (1,334)
Preferred treasury stock retired...............     --           --            --              447           447
Warrants purchased from LTV (note 18)..........         (2)      --            --           --              (543)
Preferred stock dividend (note 6)..............     (6,042)      --            --           --            (6,042)
Preferred stock redeemed (notes 6 and 10)......       (462)      --            --           --           (46,660)
Issued special preferred stock (note 11).......     --           --            --           --                 2
Common stock issued............................     --           --            --           --            51,334
Common stock sold from ESOP Trust..............     --           --            --           --            (2,552)
Stock options..................................     --           --            --           --             1,826
Minimum pension liability adjustment, net of
  tax (note 7).................................     --           (1,604)       --           --            (1,604)
ESOP loan repayment............................     --           --            32,900       --            32,900

                                                 ---------  -------------  -----------       -----   -------------
Balance as of June 30, 1995....................   (105,337)      (1,604)      (80,386)          (8)       88,134
Net loss.......................................    (33,430)      --            --           --           (33,430)
Minimum pension liability adjustment, net of
  tax (note 7).................................     --            1,604        --           --             1,604
ESOP loan repayment............................     --           --            32,665       --            32,665

                                                 ---------  -------------  -----------       -----   -------------
Balance as of June 30, 1996....................   (138,767)      --           (47,721)          (8)       88,973
Net loss.......................................    (34,319)      --            --           --           (34,319)
ESOP loan repayment............................     --           --            30,600       --            30,600

                                                 ---------  -------------  -----------       -----   -------------
Balance as of June 30, 1997....................   (173,086)      --           (17,121)          (8)       85,254

                                                 ---------  -------------  -----------       -----   -------------
                                                 ---------  -------------  -----------       -----   -------------

------------------------------

*   Not in thousands

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED JUNE 30, 1997, 1996, 1995

                             (DOLLARS IN THOUSANDS)

                                                                                                     1997       1996       1995
                                                                                                   ---------  ---------  ---------
Cash flows from operating activities
  Net loss.......................................................................................  $ (34,319)   (33,430)    (4,807)
  Adjustments to reconcile net loss to net cash provided by operating activities
    Depreciation and amortization................................................................     29,560     24,020     18,841
    Provision for ESOP contribution..............................................................     30,500     32,304     33,448
    Deferred income tax benefit..................................................................    (22,569)   (21,984)    (2,575)
    Change in operating assets and liabilities
      Receivables, net...........................................................................      1,116      3,754     (7,549)
      Inventories................................................................................     11,440      3,178    (13,236)
      Prepaid expenses...........................................................................       (238)        40        (29)
      Other current assets.......................................................................        223        126      1,100
      Intangibles and other assets...............................................................       (164)     1,516     (6,090)
      Accounts payable...........................................................................     (3,140)    (6,866)    18,636
      Accrued compensation and benefits..........................................................     (1,924)      (784)     1,169
      Accrued liabilities........................................................................        704      1,098      2,972
      Accrued ESOP contribution..................................................................         42       (144)       280
      Accrued income taxes.......................................................................     --           (177)       170
      Other postretirement benefits..............................................................     14,904     11,890     13,422
      Defined benefit pension obligations........................................................     (3,549)    (3,095)     3,432
      Environmental costs........................................................................     (2,168)    (3,288)      (261)
      Other liabilities..........................................................................        (29)    (1,846)    (1,105)
                                                                                                   ---------  ---------  ---------
        Total adjustments........................................................................     54,708     39,742     62,625
                                                                                                   ---------  ---------  ---------
        Net cash provided by operating activities................................................     20,389      6,312     57,818
                                                                                                   ---------  ---------  ---------
Cash flows from investing activities
  Additions to property, plant and equipment, including capitalized
    interest of $8,491 in 1996 and $8,616 in 1995................................................     (9,699)   (45,141)  (154,540)
                                                                                                   ---------  ---------  ---------
        Net cash used in investing activities....................................................     (9,699)   (45,141)  (154,540)
                                                                                                   ---------  ---------  ---------
Cash flows from financing activities
  Proceeds from issuance of long-term debt.......................................................     --         53,700     20,200
  Repayment of long-term debt....................................................................        (17)       (16)    --
  Revolver activity, net.........................................................................     (7,000)   (16,000)    23,000
  Deferred financing costs associated with long-term debt........................................       (923)    (1,807)    (1,163)
  Net proceeds from IPO (note 1[a])..............................................................     --         --         48,782
  Redemption of preferred stock (note 10)........................................................     --         --        (47,139)
  Purchase of LTV warrants.......................................................................     --         --           (543)
  Preferred stock payable........................................................................     --         --          5,643
  Preferred stock dividend.......................................................................     --         --         (6,042)
  Retirement of preferred stocks.................................................................     --         --           (887)
  Other financing activities, net................................................................      1,588        417     (2,712)
                                                                                                   ---------  ---------  ---------
        Net cash provided by (used in) financing activities......................................     (6,352)    36,294     39,139
                                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................................      4,338     (2,535)   (57,583)
Cash and cash equivalents at beginning of year...................................................      2,074      4,609     62,192
                                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................................  $   6,412      2,074      4,609
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------
Supplemental disclosure of cash flow information
  Interest paid, net of amounts capitalized......................................................  $  27,072     19,801     13,820
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------
  Income taxes paid..............................................................................  $  --             25     --
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) ORGANIZATION AND NATURE OF OPERATIONS

    On April 28, 1995, Republic Engineered Steels, Inc. (Republic or the Company) issued 8,050,000 shares of its common stock in an Initial Public Offering (IPO) resulting in net proceeds of $48,782. Prior to the IPO, the Company was owned by substantially all of its employees through an Employee Stock Ownership Plan (ESOP). The ESOP acquired all of the originally issued common shares of the Company on November 28, 1989 with the proceeds of two loans from the Company in the amounts of $190,000 (Loan A) and $30,000 (Loan B), respectively, each bearing interest at 10 percent per annum. The ESOP obtains the funds to repay the loans primarily through tax deductible contributions made by the Company to the ESOP based on annual stipulated percentages of employee compensation or dividends. The ESOP is repaying Loan A and Loan B (plus interest) over their respective maturity periods. As of June 30, 1997 and 1996, the ESOP owned approximately 56 percent and 59 percent, respectively, of the common stock of the Company.

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

    Although the Company has a nationwide customer base, approximately 65 percent and 67 percent of its shipments for fiscal years 1997 and 1996, respectively, were to customers in the states of Indiana, Illinois, Michigan, New York, Ohio, and Pennsylvania. See also note 13.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Republic Engineered Steels, Inc. and its wholly owned subsidiaries: The Nimishillen & Tuscarawas Railway Company and The Oberlin Insurance Company. All significant intercompany balances have been eliminated in consolidation.

    (C) CASH EQUIVALENTS

    The Company considers all short-term investments with maturities at date of purchase of three months or less to be cash equivalents.

    (D) INVENTORIES

    Inventories are carried at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (E) LONG-LIVED ASSETS

    Property, plant and equipment is recorded at cost less depreciation accumulated to date. Depreciation is computed on the straight-line method over the estimated useful lives of the assets; the range of useful lives is 39 years for buildings and 3-30 years for machinery and equipment. Accelerated methods are used for income tax purposes.

    The Company has adopted the provisions of Financial Accounting Standards Board (FASB) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, during fiscal year 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the amount or fair value, as defined, of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the FASB No. 121 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

    (F) INTANGIBLES

    Intangible assets consist primarily of deferred loan and bond fees and intangible pension assets. The deferred loan and bond fees are being amortized on a straight-line basis over the lives of the related debt instruments.

    (G) INCOME TAXES

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

    (H) ENVIRONMENTAL COSTS

    The Company and other basic steel companies have in recent years become subject to increasingly demanding environmental standards imposed by federal, state, and local environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company establishes a liability for an amount which the Company believes is adequate, based on information currently available, to cover the costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The stated amount represents an estimate of the environmental remediation costs associated with future events triggering or confirming the costs that, in management's judgment, are likely to occur. This estimate is based on currently available facts, existing technology, and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount.

    (I) NET LOSS PER COMMON SHARE

    The net loss per common share computations are based upon the weighted average number of shares of common stock outstanding during each fiscal year.

    (J) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    In the preparation of the consolidated financial statements, the Company uses estimates for, among others, deferred income tax benefits, defined benefit pension obligations, other postretirement benefit obligations, and environmental remediation, all of which are significant to the consolidated financial statements taken as a whole. Changes in circumstances in the near term could have an impact on these estimates, and the change in estimate could have a material effect on the consolidated financial statements.

    (K) STOCK BASED COMPENSATION

    During fiscal year 1997, the Company adopted FASB No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the grant date. Alternatively, FASB No. 123 allows entities to continue to measure the compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in FASB No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of FASB No. 123.

    (L) RECLASSIFICATION

    Certain previously reported amounts have been reclassified to conform with the current presentation.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) INVENTORIES

    Inventories consist of the following:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
Raw materials..........................................................  $   10,923     10,401
Finished and semifinished product......................................     138,950    150,711
Supplies, molds, and stools............................................       1,835      2,314
                                                                         ----------  ---------
                                                                         $  151,708    163,426
                                                                         ----------  ---------
                                                                         ----------  ---------

    The above inventory amounts are net of LIFO reserves which decreased the value of the inventory by $8,301 and $17,362 as of June 30, 1997 and 1996, respectively, and reserves to value inventory at the lower of cost or market which decreased the value of inventory by $1,204 and $730 as of June 30, 1997 and 1996, respectively.

    During fiscal 1997, inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of this liquidation was to decrease cost of goods sold by $849 and decrease the net loss by $340 or $.02 per share. There was also a shift in the product mix, with a reduction in higher-valued specialty steels. In addition, due to continued cost savings associated with the Cast-Roll-TM-facility and a reduction in raw material prices, the current cost of inventory was lower in fiscal 1997 versus fiscal 1996. These factors resulted in a $9,061 reduction in the LIFO reserve. In order to adjust the LIFO reserve, net of other offsetting inventory reserves of $2,707, credits of $3,000 and $3,354 were taken in the third and fourth quarters, respectively, of fiscal 1997 (note 19).

    In fiscal 1996, inventory quantities were also reduced, which resulted in a liquidation of LIFO inventory layers. The effect of this liquidation was to decrease cost of goods sold by $1,831 and decrease the net loss by $1,101 or $.06 per share. Despite the gain generated by the liquidation of certain layers, product mix shifts to higher-valued products in other nonliquidated pools resulted in a net charge to income. The net result of the gains from LIFO liquidations and the adverse impact of product mix shifts was a charge of $4,535 during the fourth quarter of 1996 to adjust the LIFO reserve. There was no significant reduction of inventory in fiscal 1995.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
Land...................................................................  $   10,816     10,816
Buildings..............................................................      38,828     36,575
Machinery and equipment................................................     372,635    361,648
                                                                         ----------  ---------
                                                                            422,279    409,039

Less accumulated depreciation..........................................     116,539     92,439
                                                                         ----------  ---------
                                                                            305,740    316,600

Construction in progress...............................................       7,495     14,479
                                                                         ----------  ---------
                                                                         $  313,235    331,079
                                                                         ----------  ---------
                                                                         ----------  ---------

    The Cast-Roll-TM- facility was officially placed in service January 1, 1996. Interest was capitalized on this facility during the construction period through December 31, 1995.

    As of June 30, 1997, the Company was formally committed to spend $2,582 on capital expenditures.

(4) INTANGIBLES AND OTHER ASSETS

    Intangibles and other assets consist of the following:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Intangible pension asset (note 7)........................................  $  17,596     18,711
Deferred loan and bond fees..............................................     10,529     12,101
Deposits.................................................................      2,626      2,668
Other....................................................................        218        218
                                                                           ---------  ---------
                                                                              30,969     33,698

Less accumulated amortization............................................      3,258      3,768
                                                                           ---------  ---------
                                                                           $  27,711     29,930
                                                                           ---------  ---------
                                                                           ---------  ---------

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT

    Long-term debt of the Company consists of the following:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021............  $   53,700     53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014.....      20,200     20,200
9 7/8% First Mortgage Notes due December 15, 2001......................     200,000    200,000
Revolving credit agreement.............................................      --          7,000
Other..................................................................          39         56
                                                                         ----------  ---------
                                                                            273,939    280,956

Less current maturities of long-term debt..............................      --         --
                                                                         ----------  ---------
                                                                         $  273,939    280,956
                                                                         ----------  ---------
                                                                         ----------  ---------

    On June 1, 1996, the Company obtained $53,700 of financing through the issuance of 9 percent Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its cast roll process plant. These bonds were issued in addition to the Solid Waste Revenue Bonds, Series 1994, noted below, to assist in financing the facilities. As of June 30, 1997 and 1996, the Company had available $1,183 and $2,250, respectively, of the $53,700, which is classified as long-term restricted cash in the accompanying consolidated balance sheets.

    On October 28, 1994, the Company obtained $20,200 of financing through the issuance of 8 1/4 percent Solid Waste Revenue Bonds, Series 1994, due October 1, 2014 in connection with the solid waste disposal facilities installed at the Cast-Roll-TM- facility. The proceeds of this financing were fully expended during 1996.

    On December 15, 1993, the Company issued $200,000 aggregate principal amount of 9 7/8 percent First Mortgage Notes due December 15, 2001 (Notes) in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. At any time before December 15, 1996, the Company had the right to redeem a portion of the Notes with the proceeds of a public offering of its common stock at a redemption price of 109 7/8 percent of the principal amount thereof plus accrued interest, provided that at least $140,000 aggregate principal amount remained outstanding. The Notes are secured by a mortgage on substantially all of the Company's property, plant and equipment as of December 15, 1993. Capital expenditures subsequent to that date aggregating approximately $249,923 are not part of the security for the Notes. The Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and liens, as well as change of control provisions. The Company is in compliance with all such covenants as of June 30, 1997. The proceeds from the Notes were used in part to repay the balance outstanding under the then existing revolving credit and term loan agreement and the Company's unsecured subordinated debentures held by LTV Steel Company, Inc. (LTV Steel).

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT (CONTINUED)
    On December 21, 1993, the Company entered into a $90,000 revolving credit facility which had a four-year term expiring in December 1997. Effective April 25, 1997, the Company amended and restated this $90,000 revolving credit facility (Revolving Credit Agreement). The amended and restated Revolving Credit Agreement, which expires April 25, 2000, permits borrowings up to $115,000 and is secured by the Company's receivables, inventories, subsidiaries' stock, short-term investments, and certain intangible assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories.

    The Revolving Credit Agreement provides up to $20,000 for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to, at the Company's option, (i) the higher of the base rate of BankBoston and 1/2 percent above the Federal Funds effective rate plus 1/4 percent; or (ii) LIBOR plus 2 1/4 percent. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of eligible inventory (as defined) up to a maximum of $75,000 and 85 percent of eligible accounts receivable (as defined). Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. As of June 30, 1997 and 1996, there were no outstanding letters of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties, and limitations on restricted payments; the Company is in compliance with all such covenants as of June 30, 1997.

    The Company's $200,000 First Mortgage Notes represent the only long-term debt which matures during the next five years (December 15, 2001).

(6) BENEFIT PLANS

    The Company has defined contribution pension plans that cover substantially all employees. Company contributions to the plans are based on age and compensation. The Company funds retirement plan contributions as accrued. Company contributions totaled $8,618, $8,683, and $8,538 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

    The Company's ESOP covers substantially all United Steelworkers of America
(USWA) and nonbargained-for employees of Republic Engineered Steels, Inc. The plan is designed to enable eligible employees to acquire a beneficial interest in the Company through the Employee Stock Ownership Trust (ESOP Trust). The Company expenses ESOP contributions as made or incurred.

    With the establishment of a public market for the Company's common stock in May 1995, distributions from the ESOP Trust will be made to participants upon request following termination of employment or after attaining age 70 1/2 if still in active employment. Participants who are 55 years of age and have 10 years of participation under the plan may also elect to receive distributions annually for a portion of their account balance. All distributions are in the form of one lump sum payment of whole shares (and cash for fractional shares) allocated to their account in the plan.

    The Company has profit sharing plans covering all employees, excluding officers, of Republic Engineered Steels, Inc. and subsidiaries. Amounts provided to the profit sharing pool are based on

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1997, 1996, AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) BENEFIT PLANS (CONTINUED)
percentages of the consolidated excess cash flows of the Company as defined in the Revolving Credit Agreement (see note 5).

    Prior to May 1995, the Company had a preferred stock plan which was established for the benefit of all USWA and nonbargained-for salaried employees of Republic Engineered Steels, Inc. With the proceeds from the IPO, all 4,619,787.7 outstanding shares of preferred stock were redeemed and the plan was terminated. Prior to the redemption of the outstanding preferred stock, the Company accrued $61 in fiscal 1995 for preferred stock payable to nonbargained-for salaried employees of Republic Engineered Steels, Inc., and accrued an additional $6,042 representing dividends-in-kind on the total preferred stock payable which covers all USWA and nonbargained-for employees of Republic Engineered Steels, Inc. The Company issued, net, 551,362.6 shares of preferred stock in fiscal 1995, which included 19,963.6 of earned shares, 657,705.8 of shares issued as dividends-in-kind as required by the plan, and 126,306.8 of treasury shares retired.

    From its inception, the Company had an executive incentive plan (Executive
Plan) which covered key executives and management employees. In connection with the 1995 IPO, the board of directors of the Company adopted the 1995 Stock Option Plan (1995 Plan), primarily to provide substitute benefits for plan units previously granted under the Executive Plan. Vesting of the plan units occurred ratably from the date of grant at the rate of 20 percent per year. The vesting provisions remained unchanged when the plan units were converted to stock options. The stock options, totaling 1,771,200 shares, are exercisable after May 5, 1998 at an exercise price of $6.67 per share and expire on November 28, 2001. Compensation expense relating to these plans totaled $2,070 for the fiscal year ended June 30, 1995; there was no expense relating to these plans for fiscal 1997 or 1996.

    Since the options outstanding as of June 30, 1997 were granted prior to the effective date of FASB No. 123 and no additional options have been granted since, the pro forma net income and pro forma net income per share disclosures required by FASB No. 123 are not applicable.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) DEFINED BENEFIT PENSION OBLIGATIONS

    The Company maintains a defined benefit "floor offset" plan which covers all USWA employees. The plan, when combined with benefits from the Company's defined contribution pension plan and benefits from an LTV Steel defined benefit pension plan, will provide a minimum level of pension benefits for USWA employees. Benefits are based on a combination of employees' age and years of service. The Company's policy is to fund this plan based on legal requirements and tax considerations. Assets of the plan are currently invested in money market funds, U.S. government securities, and common stocks. The following table sets forth the funded status of the plan as of June 30, 1997 and 1996:

                                                                             1997       1996
                                                                          ----------  ---------
Actuarial present value of benefit obligations
  Vested benefits.......................................................  $   17,182     16,791
                                                                          ----------  ---------
                                                                          ----------  ---------
  Accumulated benefit obligation........................................  $   24,166     23,657
                                                                          ----------  ---------
                                                                          ----------  ---------
Projected benefit obligation............................................  $   24,166     23,657
Plan assets at fair value...............................................       7,281      3,224
                                                                          ----------  ---------
Projected benefit obligation in excess of plan assets...................      16,885     20,433
Items not yet recognized in earnings
  Prior service cost....................................................     (18,394)   (20,008)
  Net gain..............................................................         798      1,298
Adjustment required to recognize minimum liability......................      17,596     18,711
                                                                          ----------  ---------
    Accrued pension cost as reflected on the consolidated balance
      sheets............................................................  $   16,885     20,434
                                                                          ----------  ---------
                                                                          ----------  ---------

    Net pension expense included in operating income for the years ended June 30, 1997, 1996, and 1995 consists of the following components:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Service cost (benefit)...........................................  $  (1,471)    (1,721)      (909)
Interest cost....................................................      1,899      2,113      1,561
Actual return on plan assets.....................................       (732)      (144)       (74)
Net amortization and deferred items..............................      1,614      1,567      1,334
                                                                   ---------  ---------  ---------
Net periodic pension cost........................................  $   1,310      1,815      1,912
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Actuarial assumptions used in accounting for the pension plan for the fiscal years ended June 30, 1997, 1996, and 1995 were as follows:

Discount rate........................................................        8.0%
Rate of increase in future compensation levels.......................        5.0%
Expected long-term rate of return on assets..........................        8.0%

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) DEFINED BENEFIT PENSION OBLIGATIONS (CONTINUED)
    During fiscal 1995, the minimum pension liability of $24,089 exceeded unrecognized prior service costs by $2,468 and was recorded as a $1,604 charge to shareholders' equity, net of applicable income tax benefits of $864.

    As of June 30, 1997 and 1996, the minimum pension liability of $17,596 and $18,711, respectively, is less than the unrecognized prior service cost; accordingly, the charge to shareholders' equity made in fiscal 1995 of $1,604, net of applicable income taxes of $864, was reversed in 1996.

(8) OTHER POSTRETIREMENT BENEFITS

    Prior to 1997, the Company provided postretirement health care and life insurance benefits to substantially all employees who retired from the Company subsequent to November 28, 1989, upon attaining the following age and years of service:

            AGE AT RETIREMENT                          YEARS OF SERVICE
-----------------------------------------  -----------------------------------------
                   55                                         30
                   60                                         15
                   65                                         10

    In fiscal 1997 the Company adopted a plan amendment to defer benefits for future salaried retirees until attaining the age of 65. This change resulted in a decrease in the accumulated postretirement benefit obligation (APBO) of $17,175. This reduction is being amortized over the estimated remaining life of the salaried work force, which is 13 years.

    The following table presents the plan's APBO reconciled with amounts recognized in the Company's consolidated balance sheets:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
Accumulated postretirement benefit obligation
  Retirees.............................................................  $   27,758     18,120
  Fully eligible active plan participants..............................      28,183     32,249
  Other active plan participants.......................................      71,944     81,737
                                                                         ----------  ---------
                                                                            127,885    132,106

Unrecognized prior service cost
  Original amount at adoption of FASB No. 106..........................     (16,437)   (18,937)
  Deferral of benefits for future salaried retirees....................      16,625     --
                                                                         ----------  ---------
                                                                                188    (18,937)
                                                                         ----------  ---------
Accrued postretirement benefits as reflected on the consolidated
  balance sheets.......................................................  $  128,073    113,169
                                                                         ----------  ---------
                                                                         ----------  ---------

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    Net periodic postretirement benefit charges (credits) recorded for the years ended June 30, included the following components:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Service cost--benefit attributed to service during the period...  $   3,759      3,761      3,260
Interest cost on accumulated postretirement benefit
  obligation....................................................     10,249     10,058      9,176
Immediate recognition of change in accumulated postretirement benefit obligation due to actuarial (gains) losses, including
  change in assumptions.........................................        983     (2,498)      (325)
Net amortization of unrecognized amounts for net gain and prior
  service cost..................................................      1,949      2,500      2,499
                                                                  ---------  ---------  ---------
Net periodic postretirement benefit charges.....................  $  16,940     13,821     14,610
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The health care cost trend rates used in determining the APBO as of June 30, 1997 and 1996, were as follows:

YEAR                                                                              1997       1996
------------------------------------------------------------------------------  ---------  ---------
1997..........................................................................        8.0%       8.0%
1998..........................................................................        7.5%       7.5%
1999..........................................................................        7.0%       7.0%
2000..........................................................................        6.5%       6.5%
2001..........................................................................        6.0%       6.0%
2002..........................................................................        5.5%       5.5%
2003..........................................................................        5.5%       5.0%
Thereafter....................................................................        5.5%       5.0%

    The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by 1 percent would increase the APBO as of June 30, 1997 from $127,885 to $153,187 and the aggregate of the service and interest cost components of net periodic postretirement benefit charges for 1997 from $14,008 to $17,286.

    The discount rate used in determining the APBO was 8.0 percent as of June 30, 1997 and 1996. The discount rate used in determining the net periodic postretirement benefit charge was 8.0 percent for fiscal 1997, 1996, and 1995. The withdrawal assumptions were revised in 1996 to meet Internal Revenue Service requirements, and health care cost trend rates were changed as noted above, resulting in the loss of $129 and gain of $2,498 which were fully recognized in the net periodic postretirement benefit charges for fiscal 1997 and 1996, respectively.

    The Company's policy is to fund claims as incurred. Claims paid were $2,037, $1,931, and $1,169 during the fiscal years ended June 30, 1997, 1996, and 1995, respectively. The Company also recognizes

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) OTHER POSTRETIREMENT BENEFITS (CONTINUED) actuarial gains and losses, including the impact of actuarial assumption changes, immediately rather than amortizing them over future years.

    The Company also provides postemployment benefits to its employees in the form of supplemental unemployment benefits, severance benefits, and disability income benefits which are subject to the provisions of FASB No. 112, Accounting for Postemployment Benefits. However, in connection with the Company's collective bargaining agreement with the USWA, the Company has agreed to perform annual actuarial valuations; cash fund all deficiencies through a voluntary employee benefit association as described in Section 501(c)(9) of the Internal Revenue Code of 1986, as amended; and record the change in liability as an expense in the current period. Therefore, the adoption of the provisions of FASB No. 112 effective July 1, 1994 had no effect on the consolidated financial statements of the Company.

(9)  INCOME TAXES

    The net income tax benefit for fiscal years 1997, 1996, and 1995 includes a current tax (benefit) charge of $-0-, ($152), and $170, respectively, due to the federal alternative minimum tax, which was increased by a deferred benefit of $22,569 and $21,984 in 1997 and 1996, respectively, and offset by a deferred benefit of $2,575 in 1995.

    At present, given available state net operating loss carryforwards (NOLs), the Company is not assessed state income tax. The Company anticipates being assessed state income tax when certain temporary differences reverse or when such state NOLs expire beginning in year 2001. Other state taxes are included in general and administrative expenses.

    The difference between the statutory U.S. federal income tax rate of 35 percent and the Company's effective tax rate was as follows:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Statutory federal income tax benefit.............................  $  19,911     19,448      2,524
State and local income tax benefit...............................      2,844      2,778        361
Change in valuation allowance for deferred tax assets............     --         --            123
Other............................................................       (186)       (90)      (603)
                                                                   ---------  ---------  ---------
  Income tax benefit.............................................  $  22,569     22,136      2,405
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Effective book income tax benefit rate...........................       39.7%      39.8%      33.3%

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9)  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
Deferred tax assets
  Accounts receivable, principally due to allowance for doubtful
    accounts...........................................................  $      650        780
  Postretirement benefits..............................................      21,628     15,667
  Environmental costs..................................................       6,451      7,240
  Other liabilities....................................................      11,620     11,992
  Net operating loss carryforwards.....................................      99,474     70,560
  Other................................................................         938        971
                                                                         ----------  ---------
    Total gross deferred tax assets....................................     140,761    107,210
  Less valuation allowance.............................................      25,187     25,187
                                                                         ----------  ---------
  Net deferred tax assets..............................................     115,574     82,023
                                                                         ----------  ---------
Deferred tax liabilities
  Inventory valuation..................................................       9,762     12,738
  Plant and equipment, principally due to differences in
    depreciation.......................................................      50,513     36,901
  Other................................................................         843        497
                                                                         ----------  ---------
    Total gross deferred tax liabilities...............................      61,118     50,136
                                                                         ----------  ---------
    Net deferred tax asset.............................................  $   54,456     31,887
                                                                         ----------  ---------
                                                                         ----------  ---------

    The Company had available as of June 30, 1997, net operating loss (NOL) carryforwards, for regular federal income tax purposes, totaling approximately $249 million ($128 million for federal alternative minimum tax purposes) with expirations of: $45 million in year 2006; $24 million in year 2007; $12 million in year 2008; $16 million in year 2009; $8 million in year 2010; $71 million in year 2011; and $73 million in year 2012. The Company believes that it is more likely than not that a significant portion of the aforementioned NOL carryforwards will be used prior to their expiration. While the Company has incurred pretax losses of nearly $194 million during its eight-year existence, deductible noncash ESOP contributions have totaled $199 million during that same period. Further, five of the eight years reflect substantial income on a pretax/pre-ESOP contribution basis. The Company's current business plan anticipate that ESOP contributions will be fully allocated during fiscal 1999, or seven years prior to the first year NOL expiration date. Management also believes that future operating results will be improved as a result of major capital improvements coupled with the ongoing cost reduction program which is linked to the labor agreement. Based on the aforementioned factors, but also recognizing the inherent uncertainties associated with forward looking statements, management believes that the valuation allowance which has been established is adequate to provide for deferred tax assets that more likely than not will not be realized during the NOL carryforward period.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(10) PREFERRED STOCK

    Prior to the redemption of the preferred stock in connection with the IPO, there were six million shares authorized with a par value of $.01 per share and a stated value of $10.00 per share. Dividends on the preferred stock were payable semiannually in arrears.

    On October 28, 1993, as approved by the shareholders of the Company, an amendment was made to the Company's Certificate of Incorporation that (i) eliminated the requirement that the Company mandatorily redeem on November 28, 2004 all of the then outstanding shares of its preferred stock, and (ii) in the case of an optional redemption by the Company, provided for a premium of $.10 per share for shares of preferred stock redeemed after November 28, 1994 and prior to November 28, 1995, and a premium of $.05 per share for shares of preferred stock redeemed after November 28, 1995 and prior to November 28, 1996. The redemption price was equal to the greater of stated value or the then current market price plus the aforementioned applicable premium. In connection with the IPO, the preferred stock was redeemed at the $.10 per share premium for an aggregate redemption value of $47,139.

(11) SPECIAL PREFERRED STOCK

    In connection with the IPO, the Company issued one share of special preferred stock to the trustee of a trust, the only asset of which is the special preferred stock. The special preferred stock has the right to vote as a separate class on any proposed merger or consolidation of the Company or a sale of all or substantially all of the Company's assets and any additional issuance of common stock of the Company subsequent to the IPO, other than issuances pursuant to the 1995 Plan (notes 6 and 7). The agreement with respect to the trust for the special preferred stock will provide that the trustee of such trust will vote the share of special preferred stock as instructed by ESOP participants on a one share/one vote basis. Except as provided above, the special preferred stock has no voting power. The special preferred stock is redeemable by the Company for $1.5 at such time as the ESOP (and/or other benefit arrangement[s]) holds less than 25 percent of the issued and outstanding shares of common stock.

    The special preferred stock is not entitled to receive any dividends but is entitled to a liquidation preference of $.01 per share. The special preferred stock may not be transferred without the consent of the Company.

(12) COMMON STOCK

    As of June 30, 1997 and 1996, there are 27,000,000 authorized shares of the Company's common stock (Common Stock); 19,707,923 shares were issued and 19,706,578 shares were outstanding as of June 30, 1997 and 1996, of which 11,004,663 and 11,554,352 shares, respectively, were held by the ESOP Trust.

    Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. Shares of Common Stock held by the ESOP Trust may be voted only by the ESOP trustee. The ESOP provides that the administrative committee is required to solicit instructions of the participants in the ESOP and to direct the ESOP trustee to vote the shares of Common Stock held by the ESOP Trust in accordance with the votes of the participants.

    The Company has not paid dividends on its Common Stock during the last three fiscal years and does not presently anticipate paying any dividends in the foreseeable future. The Company intends to reinvest earnings in the development and expansion of its business. Also, the payment of cash dividends on its Common Stock is restricted by covenants contained in certain of the Company's financing arrangements

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) COMMON STOCK (CONTINUED)
(note 5). The payment of dividends in the future will be at the sole discretion of the board of directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects, legal restrictions on the payment of dividends in financing agreements, and other factors deemed relevant by the board of directors.

    The holders of Common Stock are not entitled to any preemptive right to subscribe for, purchase, or receive any new or additional shares of capital stock of the Company. Upon the liquidation, dissolution, or winding up of the Company, the holders of shares of the Common Stock are entitled to receive ratably the net assets of the Company available after the payment of all debts and other liabilities and subject to the rights of the holder of the special preferred stock.

(13) CONCENTRATIONS OF CREDIT RISK

    The Company has one customer which accounted for approximately 9 percent of total sales in each of the fiscal years ended June 30, 1997, 1996, and 1995. A majority of the Company's business is directly or indirectly related to the automobile industry.

(14) LEASE COMMITMENTS

    Minimum rental payments due under noncancelable operating leases are estimated to be as follows:

YEAR ENDING JUNE 30,
---------------------------------------------------------------------------
1998.......................................................................  $   1,115
1999.......................................................................        549
2000.......................................................................        292
2001.......................................................................         25
2002.......................................................................         13
Thereafter.................................................................     --
                                                                             ---------
                                                                             $   1,994
                                                                             ---------
                                                                             ---------

    Rent expense was approximately $3,983, $4,118, and $4,199 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

(15) LITIGATION

    In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of 19 former Company salaried employees whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee were age discrimination under both federal and state laws, breach of employment contract, promissory estoppel, and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee was lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500 on each count, punitive damages of $500 under the public policy count, prejudgment interest, and attorneys' fees. The Company denied all of the claims with the intent of contesting them vigorously. The Company's motion for summary judgment with respect to these cases was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) LITIGATION (CONTINUED)
discrimination claims. In July 1997, the age discrimination lawsuit was tentatively settled. Accordingly, the Company recorded a charge, in an amount which is not material, against income in fiscal year 1997.

    The Company is involved in other legal proceedings, including various environmental proceedings with governmental authorities, product liability litigation, and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. The Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(16) ENVIRONMENTAL COMPLIANCE

    The Company is subject to a broad range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make material expenditures for environmental control measures during the next 24 months. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company believes that these costs are most likely to be in the range of $12,300 to $26,100 over the lives of the Company's facilities. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third-party recoveries. The reserve to cover potential current and noncurrent environmental liabilities was approximately $17,800 and $20,000 as of June 30, 1997 and 1996, respectively, substantially all of which is classified as a long-term obligation in the accompanying consolidated balance sheets.

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

(17) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    - CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE -- The carrying amount approximates fair value because of the short-term maturity of these instruments.

    - LONG-TERM DEBT -- The fair value of the First Mortgage Notes classified under long-term debt (see note 5), based on quoted market values, was approximately $185,500 as of June 30, 1997. The

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) Company estimates that the fair value of the 8 1/4 percent Solid Waste
      Revenue Bonds, Series 1994, and the 9 percent Solid Waste Revenue Bonds, Series 1996, classified under long-term debt (see note 5) was approximately $20,800 and $55,300, respectively, as of June 30, 1997.

(18) WARRANT PURCHASE AGREEMENT

    On May 13, 1994, the Company entered into an agreement with LTV Steel covering a certain warrant, assented to by the Pension Benefit Guaranty Corporation (PBGC), which warrant was pledged to the PBGC and held in trust for the benefit of certain LTV Steel pension plans. Such agreement (Warrant Purchase Agreement) provided for the purchase by the Company of the warrant which entitled the holder thereof to purchase, subject to the provisions of the warrant, 903,226 shares of the Company's common stock (warrant shares). The purchase price for any portion of the warrant was established by the Warrant Purchase Agreement at $6.00 per warrant share. The Company was contractually required to purchase the warrant for 903,226 warrant shares in equal installments at six-month intervals beginning September 30, 1994 over a five-year period, subject to extensions and limitations. Several contingencies also existed which limited any purchases to be made by the Company. On September 30, 1994, the Company purchased the first installment of 90,322 warrant shares at $6.00 per share. In connection with the IPO in May 1995, LTV Steel sold to the underwriters the warrant which entitled the holder thereof to purchase the remaining 812,904 shares of common stock for $.05 per share and the underwriters, in turn, exercised the warrant and sold 812,904 shares as part of the IPO. As part of this transaction, the Warrant Purchase Agreement was terminated.

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            QUARTERLY PERIODS IN 1997
                                                   -------------------------------------------
                                                    1ST QTR    2ND QTR.   3RD QTR.   4TH QTR.
                                                   ----------  ---------  ---------  ---------
Net sales........................................  $  183,421    174,673    196,610    198,831
Gross profit.....................................      12,902      9,824     16,446     23,045
Special charges..................................      --         --          2,763     --
Net loss.........................................     (10,355)   (11,604)    (9,150)    (3,210)
Net loss per common share........................       (0.53)     (0.59)     (0.46)     (0.16)

                                                            QUARTERLY PERIODS IN 1996
                                                   -------------------------------------------
                                                    1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                   ----------  ---------  ---------  ---------
Net sales........................................  $  183,005    172,926    197,749    192,494
Gross profit.....................................      18,339     16,607      8,962     13,821
Special charges..................................      --         --          3,890     --
Net loss.........................................      (4,779)    (5,404)   (15,012)    (8,235)
Net loss per common share........................       (0.24)     (0.27)     (0.76)     (0.42)

    During the fourth quarters of 1997 and 1996, the Company recorded LIFO reserve adjustments representing a credit of $3,354 ($.17 per share) in 1997 and a charge of $4,535 ($.23 per share) in 1996.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
    The Company revised its estimate of other liabilities during the fourth quarter of 1997 due to the results of actual spending on major maintenance projects, which resulted in a credit to operations of $1,866 ($.09 per share).

    During the fourth quarter of 1996, the Company concluded its valuation of the cost of postretirement benefits other than pensions (FASB No. 106). As a result, the Company changed its estimate of postretirement benefit charges for 1996 and recorded an adjustment to reduce expense by $2,498 ($.13 per share) in the fourth quarter of 1996.

    The Company revised its estimates of certain liabilities during the fourth quarter of 1996, resulting in a credit to operations of $4,870 ($.25 per share). These changes in estimate included a reduction of the environmental cost of $3,170 based on actual experience to date and obtaining certain permits from the Ohio EPA, and a reduction of other liabilities in the amount of $1,700 due to the results of actual spending on major maintenance projects.

(20) ORGANIZATIONAL RESTRUCTURING

    On January 29, 1997, the Company announced a plan for organizational restructuring and cost cutting initiatives including a revision to the salaried employees retiree health care plan changing eligibility requirements for receiving retiree health care benefits from age 57 with 30 years service or age 70 with 15 or more years service to age 65 with 15 or more years service. For the transition to the new plan, the plan will provide retiree health care benefits under the old plan to employees who were eligible for benefits as of March 31, 1997. Sixty-eight (68) individuals elected to avail themselves of this transition provision.

    The Company also announced plans to restructure and reduce its salaried workforce over the next several months by approximately 200 people and to further reduce the hourly workforce by more than 300 people as the Company reaches full capacity utilization of its Cast-Roll-TM- facility and completes other smaller capital projects.

    The financial impact of the restructuring of the salaried workforce is estimated to be $2.8 million and is reflected as a special charge in the 1997 third quarter financial statements. The Company's plan to restructure the hourly workforce has not yet been approved as negotiations with the USWA continue. Generally, the restructuring of the hourly workforce will be covered by a supplemental unemployment benefit plan and other plans covered by union contracts. Therefore, reasonable estimates resulting from a hourly workforce restructuring cannot be made until negotiations with the USWA are finalized.

                 (This page has been left blank intentionally.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1997 Annual Meeting of Stockholders to be held on October 23, 1997, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General instruction G on Form 10-K, under Part I of this Report.

    The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities" and "Security Ownership of Management and Principal Stockholders" of the Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements

       Audited financial statements and supplementary data required by this item are presented and listed in Part II, Item 8.

    (2) Financial Statement Schedules

       A list of financial statement schedules required to be filed as part of this report is presented in Part II, Item 8.

    (3) Executive Compensation Arrangements

       --  1989 Executive Incentive Compensation Plan(1)

       --  1995 Stock Option Plan(2)

       --  Amended and Restated Employee Common Stock Ownership Plan(2)

       -- Amendment No. 1 to Amended and Restated Employee Common Stock Ownership Plan(2)

       --  Employee Common Stock Ownership Plan Trust Agreement(1)

       -- Amendment No. 1 to Employee Common Stock Ownership Plan Trust Agreement(2)

       -- Salaried Employees' Termination Plan, as amended, effective as of October 26, 1995.(3)

       (1) Incorporated by reference to similarly identified exhibits to the registrant's Registration Statement, No. 33-70578 on Form S-1, as amended, filed with the Securities and Exchange Commission on December 13, 1993.

       (2) Incorporated by reference to similarly identified exhibits to the registrant's Registration Statement No. 33-89686 on Form S-1, as amended, filed with the Securities and Exchange Commission on February 23, 1995.

       (3) Filed as Exhibit 10.24.

------------------------

    (4) Exhibits

      3.1    --   Restated Certificate of Incorporation of the Company.(4)

      3.2    --   By-Laws of the Company.(4)

      4.1    --   Form of Indenture between the Company and Bankers Trust Company, as trustee.(1)

      4.2    --   Form of Mortgage (relating to Exhibit 4.1).(1)

      4.3    --   Form of Security Agreement (relating to Exhibit 4.1).(1)

      4.4    --   Securities Agreement, dated as of November 28, 1989, between LTV Steel and the Company.(1)

     10.1    --   Revolving Credit Facility between The First National Bank of Boston and the Company, dated December 21, 1993 (the "Revolving Credit Facility").(1)

10.1     (a) --   Amendment No. 1 to the Revolving Credit Facility, dated as of May 17,
                  1994.(4)

     10.1(b) --   Amendment No. 2 to the Revolving Credit Facility, dated as of October
             19, 1994.(4)

     10.1(c) --   Form of Amendment No. 3 to the Revolving Credit Facility.(4)

     10.1(d) --   Amendment No. 5 to the Revolving Credit Facility, dated as of June 1,
                  1996.(6)

     10.1(e) --   Amendment No. 6 to the Revolving Credit Facility, dated as of April 25,
                  1997.(7)

     10.2    --   Republic Engineered Steels, Inc. Amended and Restated Employee Common
                  Stock Ownership Plan, effective as of January 1, 1994.(4)

     10.2(a) --   Form of Amendment No. 1 to the Amended and Restated Republic Engineered
                  Steels, Inc. Employee Common Stock Ownership Plan.(4)

     10.3    --   Republic Engineered Steels, Inc. Employee Common Stock Ownership Plan
                  Trust Agreement.(1)

     10.3(a) --   Form of Amendment No. 1 to the Republic Engineered Steels, Inc.
             Employee Common Stock Ownership Plan Trust Agreement.(4)

     10.4    --   Loan Agreement for ESOP Loan A.(1)

     10.5    --   Loan Agreement for ESOP Loan B.(1)

     10.6    --   Republic Engineered Steels, Inc. Amended and Restated Preferred Stock
             Plan, effective as of January 1, 1994.(4)

     10.7    --   Republic Engineered Steels, Inc. Preferred Stock Plan Trust
                  Agreement.(1)

     10.8    --   Republic Engineered Steels, Inc. 1989 Executive Incentive Compensation
                  Plan.(1)

     10.9    --   Warrant held by LTV to purchase 903,226 shares of Common Stock of the
                  Company.(1)

    10.10    --   Agreement between the Company and the United Steelworkers of America, dated June 1, 1993.(1)

    10.11    --   Employment Agreement, dated as of November 28, 1989, between Russell W.
                  Maier and the Company.(1)

    10.12(a) --   Employment Agreement, dated as of November 28, 1989, between James T.
                  Anderson and the Company.(1)

    10.12(b) --   Employment Agreement Termination Agreement dated November 2, 1995 between James T. Anderson and the Company.(6)

    10.13(a) --   Employment Agreement, dated as of November 28, 1989, between Stephen S.
                  Higley and the Company.(1)

    10.13(b) --   Employment Agreement Termination Agreement dated November 2, 1995 between Stephen S. Higley and the Company.(6)

    10.14(a) --   Employment Agreement, dated as of November 28, 1989, between Harold V.
                  Kelly and the Company.(1)

    10.14(b) --   Employment Agreement Termination Agreement dated November 2, 1995 between Harold V. Kelly and the Company.(6)

10.15    (a) --   Employment Agreement, dated as of November 28, 1989, between James B.
                  Riley and the Company.(1)

    10.15(b) --   Employment Agreement Termination Agreement dated November 2 ,1995 between James B. Riley and the Company.(6)

    10.16    --   Warrant Purchase Agreement, dated May 13, 1994 between the Company and
                  LTV Steel.(2)

    10.17(a) --   Trust Indenture dated as of October 1, 1994 between Bank One, Columbus,
                  NA, Columbus, Ohio (the "Trustee") and the Ohio Water Development
                  Authority (the "Authority").(3)

    10.17(b) --   Trust Indenture dated as of June 1, 1996 between the Trustee and the
                  Authority.(6)

    10.18(a) --   Loan Agreement dated as of October 1, 1994 between the Company and the
                  Authority.(3)

    10.18(b) --   Loan Agreement dated as of June 1, 1996 between the Company and the
                  Authority.(6)

    10.19(a) --   Project Note, dated October 1, 1994 in the amount of $20,200,000.00 issued by the Company to the Trustee.(3)

    10.19(b) --   Project Note, dated June 1, 1996 in the amount of $53,700,000.00 issued by the Company to the Trustee.(6)

    10.20(a) --   Project Bond, dated as of October 1, 1994, issued by the Authority in connection with the Project.(3)

    10.20(b) --   Project Bond, dated as of June 1, 1996, issued by the Authority in connection with the Project.(6)

    10.21    --   Form of 1995 Stock Option Plan.(4)

    10.22    --   Form of SPS Trust Agreement, to be entered into between the Company and the trustee of the Special Preferred Stock Trust.(4)

    10.23    --   Pioneer Agreement, dated May 3, 1995, by and between the Company and the USWA.(5)

    10.24    --   Salaried Employees Termination Plan, as amended, effective as of
             October 26, 1995.(6)

     12.1    --   Ratio of Earnings to Fixed Charges.*

     21.1    --   Subsidiaries of the Company.(1)

     23.1    --   Consent of KPMG Peat Marwick LLP.*

       27    --   Financial Data Schedule*

------------------------

* Filed herewith.

           (1) Incorporated by reference to similarly numbered exhibits to the registrant's Registration Statement, No. 33-70578 on Form S-1, as amended, filed with the Securities and Exchange Commission on December 13, 1993.

           (2) Incorporated by reference to similarly numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

           (3) Incorporated by reference to similarly numbered exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

           (4) Incorporated by reference to similarly numbered exhibits to the registrant's Registration Statement No. 33-89686 on Form S.1, as amended, filed with the Securities and Exchange Commission on February 23, 1995.

           (5) Incorporated by reference to similarly numbered exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

           (6) Incorporated by reference to similarly numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

           (7) Incorporated by reference to similarly numbered exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

------------------------

(b) Reports on Form 8-K The Company filed the following Current Report on Form 8-K:

        A Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 1996, in respect of a Press Release issued by the Company on June 27, 1996 in connection with the sale of $53.7 million of tax-exempt solid waste revenue bonds issued by the Ohio Water Development Authority.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                REPUBLIC ENGINEERED STEELS, INC.

                                By:  /s/ Russell W. Maier
                                     -----------------------------------------
                                     Russell W. Maier
                                       Chairman of the Board, President and
                                       Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ Russell W. Maier       Chairman of the Board,      September 15, 1997
------------------------------  President and Chief
       Russell W. Maier         Executive Officer

      /s/ James B. Riley        Executive Vice President,   September 15, 1997
------------------------------  Chief Financial Officer
        James B. Riley          and Director (Chief
                                Accounting Officer)

    /s/ Stephen S. Higley       Vice President and          September 15, 1997
------------------------------  President Stainless and
      Stephen S. Higley         Specialty Steels Division
                                and Director

        /s/ Sam Camens          Director                    September 15, 1997
------------------------------
          Sam Camens

   /s/ Carol A. Cartwright      Director                    September 15, 1997
------------------------------
     Carol A. Cartwright

    /s/ Richard F. Celeste      Director                    September 15, 1997
------------------------------
      Richard F. Celeste

      /s/ Wayne A. Hardy        Director                    September 15, 1997
------------------------------
        Wayne A. Hardy

        /s/ Rudy Kogut          Director                    September 15, 1997
------------------------------
          Rudy Kogut

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ Douglas M. Lawson       Director                    September 15, 1997
------------------------------
      Douglas M. Lawson

     /s/ Gary E. Lenhart        Director                    September 15, 1997
------------------------------
       Gary E. Lenhart

      /s/ Martin Manley         Director                    September 15, 1997
------------------------------
        Martin Manley

      /s/ Walter C. Meck        Director                    September 15, 1997
------------------------------
        Walter C. Meck

   /s/ William J. Williams      Director                    September 15, 1997
------------------------------
     William J. Williams

                                 EXHIBIT INDEX

    (4) Exhibits

      3.1    --  Restated Certificate of Incorporation of the Company.(4)

      3.2    --  By-Laws of the Company.(4)

      4.1    --  Form of Indenture between the Company and Bankers Trust Company, as trustee.(1)

      4.2    --  Form of Mortgage (relating to Exhibit 4.1).(1)

      4.3    --  Form of Security Agreement (relating to Exhibit 4.1).(1)

      4.4    --  Securities Agreement, dated as of November 28, 1989, between LTV Steel and the Company.(1)

     10.1    --  Revolving Credit Facility between The First National Bank of Boston and the Company, dated December 21, 1993 (the "Revolving Credit Facility").(1)

     10.1(a) --  Amendment No. 1 to the Revolving Credit Facility, dated as of May 17,
                 1994.(4)

     10.1(b) --  Amendment No. 2 to the Revolving Credit Facility, dated as of October
             19, 1994.(4)

     10.1(c) --  Form of Amendment No. 3 to the Revolving Credit Facility.(4)

     10.1(d) --  Amendment No. 5 to the Revolving Credit Facility, dated as of June 1,
                 1996.(6)

     10.1(e) --  Amendment No. 6 to the Revolving Credit Facility, dated as of April 25,
                 1997.(7)

     10.2    --  Republic Engineered Steels, Inc. Amended and Restated Employee Common
                 Stock Ownership Plan, effective as of January 1, 1994.(4)

     10.2(a) --  Form of Amendment No. 1 to the Amended and Restated Republic Engineered
                 Steels, Inc. Employee Common Stock Ownership Plan.(4)

     10.3    --  Republic Engineered Steels, Inc. Employee Common Stock Ownership Plan
                 Trust Agreement.(1)

     10.3(a) --  Form of Amendment No. 1 to the Republic Engineered Steels, Inc.
             Employee Common Stock Ownership Plan Trust Agreement.(4)

     10.4    --  Loan Agreement for ESOP Loan A.(1)

     10.5    --  Loan Agreement for ESOP Loan B.(1)

     10.6    --  Republic Engineered Steels, Inc. Amended and Restated Preferred Stock
             Plan, effective as of January 1, 1994.(4)

     10.7    --  Republic Engineered Steels, Inc. Preferred Stock Plan Trust
                 Agreement.(1)

     10.8    --  Republic Engineered Steels, Inc. 1989 Executive Incentive Compensation
                 Plan.(1)

     10.9    --  Warrant held by LTV to purchase 903,226 shares of Common Stock of the
                 Company.(1)

    10.10    --  Agreement between the Company and the United Steelworkers of America, dated June 1, 1993.(1)

    10.11    --  Employment Agreement, dated as of November 28, 1989, between Russell W.
                 Maier and the Company.(1)

    10.12(a) --  Employment Agreement, dated as of November 28, 1989, between James T.
                 Anderson and the Company.(1)

    10.12(b) --  Employment Agreement Termination Agreement dated November 2, 1995 between James T. Anderson and the Company.(6)

    10.13(a) --  Employment Agreement, dated as of November 28, 1989, between Stephen S.
                 Higley and the Company.(1)

    10.13(b) --  Employment Agreement Termination Agreement dated November 2, 1995 between Stephen S. Higley and the Company.(6)

    10.14(a) --  Employment Agreement, dated as of November 28, 1989, between Harold V.
                 Kelly and the Company.(1)

    10.14(b) --  Employment Agreement Termination Agreement dated November 2, 1995 between Harold V. Kelly and the Company.(6)

    10.15(a) --  Employment Agreement, dated as of November 28, 1989, between James B.
                 Riley and the Company.(1)

    10.15(b) --  Employment Agreement Termination Agreement dated November 2, 1995 between James B. Riley and the Company.(6)

    10.16    --  Warrant Purchase Agreement, dated May 13, 1994 between the Company and
                 LTV Steel.(2)

    10.17(a) --  Trust Indenture dated as of October 1, 1994 between Bank One, Columbus,
                 NA, Columbus, Ohio (the "Trustee") and the Ohio Water Development
                 Authority (the "Authority").(3)

    10.17(b) --  Trust Indenture dated as of June 1, 1996 between the Trustee and the
                 Authority.(6)

    10.18(a) --  Loan Agreement dated as of October 1, 1994 between the Company and the
                 Authority.(3)

    10.18(b) --  Loan Agreement dated as of June 1, 1996 between the Company and the
                 Authority.(6)

    10.19(a) --  Project Note, dated October 1, 1994 in the amount of $20,200,000.00 issued by the Company to the Trustee.(3)

    10.19(b) --  Project Note, dated June 1, 1996 in the amount of $53,700,000.00 issued by the Company to the Trustee.(6)

    10.20(a) --  Project Bond, dated as of October 1, 1994 issued by the Authority in connection with the Project.(3)

    10.20(b) --  Project Bond, dated as of June 1, 1996, issued by the Authority in connection with the Project.(6)

    10.21    --  Form of 1995 Stock Option Plan.(4)

    10.22    --  Form of SPS Trust Agreement, to be entered into between the Company and the trustee of the Special Preferred Stock Trust.(4)

    10.23    --  Pioneer Agreement, dated May 3, 1995, by and between the Company and the USWA.(5)

    10.24    --  Salaried Employees Termination Plan, as amended, effective as of
             October 26, 1995.(6)

12.1         --  Ratio of Earnings to Fixed Charges.*

     21.1    --  Subsidiaries of the Company.(1)

     23.1    --  Consent of KPMG Peat Marwick LLP.*

       27    --  Financial Data Schedule*

------------------------

* Filed herewith.

(1) Incorporated by reference to similarly numbered exhibits to the registrant's Registration Statement, No. 33-70578 on Form S-1, as amended, filed with the Securities and Exchange Commission on December 13, 1993.

(2) Incorporated by reference to similarly numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(3) Incorporated by reference to similarly numbered exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Incorporated by reference to similarly numbered exhibits to the registrant's Registration Statement No. 33-89686 on Form S.1, as amended, filed with the Securities and Exchange Commission on February 23, 1995.

(5) Incorporated by reference to similarly numbered exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(6) Incorporated by reference to similarly numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(7) Incorporated by reference to similarly numbered exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

                        CONSENT OF KPMG PEAT MARWICK LLP

                                  EXHIBIT 23.1

                  ACCOUNTANTS' REPORT ON SCHEDULES AND CONSENT

The Board of Directors
Republic Engineered Steels, Inc.:

    The audits referred to in our report dated August 1, 1997, included the related financial statement schedules as of June 30, 1997, and for each of the years in the three-year period ended June 30, 1997, included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    We consent to the incorporation by reference of our report dated August 1, 1997 included herein to registration statement No. 33-91814, relating to The Republic Engineered Steels, Inc. Employee Common Stock Ownership Plan and to registration statement No. 33-91816 relating to The Republic Engineered Steels, Inc. 1995 Stock Option Plan.

/s/ KPMG Peat Marwick LLP
--------------------------------------------
KPMG Peat Marwick LLP
Pittsburgh, PA
September 15, 1997

                                   FINANCIAL
                                   STATEMENT
                                   SCHEDULES

                                  SCHEDULE II
                        REPUBLIC ENGINEERED STEELS, INC.
                        VALUATION OF QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1995, 1996, AND 1997

                                                                                ADDITIONS
                                                                  BALANCE AT   CHARGED TO                    BALANCE
                                                                   BEGINNING    COSTS AND   (DEDUCTIONS)     AT END
                                                                   OF PERIOD    EXPENSES     RECOVERIES     OF PERIOD
                                                                  -----------  -----------  -------------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
YEAR ENDED JUNE 30, 1995
Allowance for doubtful accounts.................................   $   1,912    $       0     $      36     $   1,948

YEAR ENDED JUNE 30, 1996
Allowance for doubtful accounts.................................   $   1,948    $       0     $       1     $   1,949

YEAR ENDED JUNE 30, 1997
Allowance for doubtful accounts.................................   $   1,949    $       0     $    (325)    $   1,624

                                   SCHEDULE V
                        REPUBLIC ENGINEERED STEELS, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   YEARS ENDED JUNE 30, 1995, 1996, AND 1997

                                                                                        CHARGED TO COSTS
                                                                                          AND EXPENSES
                                                                              -------------------------------------
                                                                              FISCAL 1995  FISCAL 1996  FISCAL 1997
                                                                              -----------  -----------  -----------
                                                                                     (DOLLARS IN THOUSANDS)
Maintenance and repairs.....................................................   $  75,242    $  72,304    $  70,975
Depreciation and amortization of intangible assets..........................   $  18,841    $  24,020    $  29,560

    Taxes, other than payroll taxes and income taxes, royalties and advertising are not set forth since each such item does not exceed 1% of total net sales as shown in the related consolidated statement of income.