Form 10-Q
period 1997-09-30
REPUBLIC ENGINEERED STEELS INC
filed 1997-11-14
CIK 913883

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-Q
                                   ___________

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934  For the quarterly period ended September 30, 1997

                                       or

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



The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1997: 19,706,578 million

===============================================================================

                        PART I.      FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                    1997            1996
                                                  --------        --------
Net sales. . . . . . . . . . . . . . . . . . .    $185,971        $183,421
Cost of product sold (including depreciation
   of $6,565 and $6,466 for 1997 and 1996) . .     168,673         170,519
                                                  --------        --------
     Gross profit. . . . . . . . . . . . . . .      17,298          12,902
Selling expenses . . . . . . . . . . . . . . .       2,064           2,595
General and administrative expenses. . . . . .       7,531           8,909
Postretirement benefits charges. . . . . . . .       3,724           4,319
Non-cash ESOP charges. . . . . . . . . . . . .       7,280           7,928
Other charges (credits), net
     Interest expense. . . . . . . . . . . . .       6,573           6,669
     Interest income . . . . . . . . . . . . .        (132)           (122)
     Miscellaneous, net. . . . . . . . . . . .        (109)           (138)
                                                  --------        --------
Loss before income taxes . . . . . . . . . . .    $ (9,633)       $(17,258)
     Income tax benefit. . . . . . . . . . . .       1,927           6,903
                                                  --------        --------
Net  loss  . . . . . . . . . . . . . . . . . .    $ (7,706)       $(10,355)
                                                  --------        --------
                                                  --------        --------

(NET  LOSS) PER COMMON SHARE
Primary. . . . . . . . . . . . . . . . . . . .       ($.39)          ($.53)
Average shares and share equivalent
  outstanding. . . . . . . . . . . . . . . . .  19,706,578      19,706,578


    See accompanying notes to condensed consolidated financial statements.

                REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND JUNE 30, 1997
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                          ASSETS                          9/30/97     6/30/97*
                                                        -----------  ----------
                                                        (unaudited)
Current assets
   Cash and cash equivalents. . . . . . . . .  . . . . . $   2,364    $   6,412
   Receivables, less trade receivable allowance for
    doubtful accounts of $1,627 (unaudited) at
    September 30, 1997 and $1,624 at June 30, 1997 . . .    73,403       75,596
   Inventories . . . . . . . . . . . . . . . . . . . . .   161,861      151,708
   Deferred income taxes . . . . . . . . . . . . . . . .     5,712        7,382
   Other current assets. . . . . . . . . . . . . . . . .     2,380        2,067
                                                         ---------    ---------
     Total current assets. . . . . . . . . . . . . . . .   245,720      243,165
Property, plant and equipment, net . . . . . . . . . . .   308,534      313,235
Intangibles and other assets, net. . . . . . . . . . . .    27,437       27,711
Restricted cash. . . . . . . . . . . . . . . . . . . . .     1,131        1,183
Deferred income taxes. . . . . . . . . . . . . . . . . .    50,671       47,074
                                                         ---------    ---------
     Total assets. . . . . . . . . . . . . . . . . . . .   633,493      632,368
                                                         ---------    ---------
                                                         ---------    ---------

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current liabilities . . . . . . . . . . . . . . . .   109,744      107,834
                                                         ---------    ---------
     Total current liabilities . . . . . . . . . . . . .   109,744      107,834
                                                         ---------    ---------
Long-term debt, excluding current maturities . . . . . .   273,935      273,939
Postretirement benefit obligation. . . . . . . . . . . .   131,196      128,073
Defined benefit pension obligation . . . . . . . . . . .    16,213       16,885
Accrued environmental costs. . . . . . . . . . . . . . .    13,536       16,862
Other liabilities. . . . . . . . . . . . . . . . . . . .     3,522        3,521
                                                         ---------    ---------
     Total liabilities . . . . . . . . . . . . . . . . . $ 548,146    $ 547,114
Special preferred stock, $.01 par value, one share
 authorized, one share issued, liquidation value
 of $1,500 . . . . . . . . . . . . . . . . . . . . . . .         2            2
Common stock, $.01 par value;
 authorized 27,000,000 shares; issued
 19,707,923 shares . . . . . . . . . . . . . . . . . . .       197          197
Additional paid-in capital . . . . . . . . . . . . . . .   275,270      275,270
(Accumulated deficit). . . . . . . . . . . . . . . . . .  (180,793)    (173,086)
                                                         ---------    ---------
                                                            94,676      102,383
Less receivable from Employee Stock Ownership Trust. . .     9,321       17,121
Less treasury stock, at cost, including 1,345 common
 shares at June 30, 1997 and 1,345 (unaudited) common
 shares at September 30, 1997. . . . . . . . . . . . . .         8            8
                                                         ---------    ---------
     Total shareholders' equity. . . . . . . . . . . . .    85,347       85,254
Commitments and contingencies (notes 4 and 5). . . . . .       --           --
                                                         ---------    ---------
                                                         $ 633,493    $ 632,368
                                                         ---------    ---------
                                                         ---------    ---------

*  Condensed from audited consolidated financial statements.

    See accompanying notes to condensed consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          1997      1996
                                                        --------  --------
Cash flows from operating activities
   Net loss. . . . . . . . . . . . . . . . . . . . .    $(7,706)  $(10,355)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . .      7,271      7,276
   Non-cash ESOP charges . . . . . . . . . . . . . .      7,280      7,928
   Deferred income tax benefit . . . . . . . . . . .     (1,927)    (6,903)
   Change in operating assets and liabilities
      (Increase) decrease in working capital . . . .     (6,170)     4,696
      Decrease in other operating assets and
       liabilities . . . . . . . . . . . . . . . . .     (1,112)     2,378
                                                        -------   --------
         Total Adjustments . . . . . . . . . . . . .      5,342     15,375
                                                        -------   --------
         Net cash provided by (used in) operating
          activities . . . . . . . . . . . . . . . .     (2,364)     5,020
                                                        -------   --------
Cash flows from investing activities
   Additions to property, plant and equipment. . . .     (2,054)    (1,040)
   Capitalized interest. . . . . . . . . . . . . . .        --         --
                                                        -------   --------
         Net cash used in investing activities . . .     (2,054)    (1,040)
                                                        -------   --------
Cash flows from financing activities
   Borrowings under revolving credit facility, net .         (4)     3,296
   Other financing activities. . . . . . . . . . . .        374        181
                                                        -------   --------
         Net cash provided by financing activities .        370      3,477
                                                        -------   --------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . .     (4,048)     7,457
Cash and cash equivalents at beginning of period . .      6,412      2,074
                                                        -------   --------
Cash and cash equivalents at end of period . . . . .    $ 2,364   $  9,531
                                                        -------   --------
                                                        -------   --------
Supplemental disclosure of cash flow information
   Interest paid . . . . . . . . . . . . . . . . . .    $    10   $    359
                                                        -------   --------
                                                        -------   --------

    See accompanying notes to condensed consolidated financial statements.

              REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES

             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 (UNAUDITED) AND JUNE 30, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) FINANCIAL STATEMENT PRESENTATION:

     The consolidated interim financial statements presented herein have been prepared by Republic Engineered Steels, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that all adjustments
necessary for a fair presentation have been made.   These interim financial
statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     (b) ORGANIZATION

     In November 1989, the Company was formed to purchase substantially all of the assets of LTV Steel Company, Inc.'s ("LTV Steel") Bar Division (the "Acquisition"). Until the initial public offering (the "IPO") of 8,050,000 shares of its Common Stock, par value $.01 per share (the "Common Stock") in April 1995, the Company had been virtually wholly-owned by its employees through an employee common stock ownership plan ("ESOP"). The ESOP is a defined contribution plan, designed to be invested primarily in shares of Common Stock of the Company and intended to be qualified under Section 401(a) of the Internal Revenue Code which the Company maintains for the benefit of substantially all of its salaried and hourly employees. As of September 30, 1997 the ESOP held approximately 56% of the outstanding shares of Common Stock of the Company.

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

     (f) LONG-LIVED ASSETS

     Property, plant and equipment is recorded at cost less depreciation accumulated to date. Depreciation is computed on the straight-line method over the estimated useful lives of the assets; the range of useful lives is 39 years for buildings and 3-30 years for machinery and equipment. Accelerated methods are used for income tax purposes.

     The Company adopted the provisions of Financial Accounting Standards Board
(FASB) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, during fiscal year 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the amount or fair value, as defined, of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the FASB No. 121 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

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

     (k) USE OF ESTIMATES

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

     (l) STOCK BASED COMPENSATION

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

     (m) RECLASSIFICATION

     Certain previously reported amounts have been reclassified to conform with the current presentation.


(2)  INVENTORIES

     Inventories are carried at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method.

     Inventories consist of the following (in thousands):

                                                    SEPTEMBER 30,    JUNE 30,
                                                        1997           1997
                                                    -------------  ------------
                                                     (UNAUDITED)
Raw materials. . . . . . . . . . . . . . . . . .      $ 10,655       $ 10,923
Finished and semifinished product. . . . . . . .       149,444        138,950
Supplies, molds, and stools. . . . . . . . . . .         1,762          1,835
                                                      --------       --------
                                                      $161,861       $151,708
                                                      --------       --------
                                                      --------       --------

(3)  LONG-TERM DEBT

Long-term debt of the Company consists of the following (in thousands):

                                                    SEPTEMBER 30,    JUNE 30,
                                                        1997           1997
                                                    -------------  ------------
                                                     (UNAUDITED)
9% Solid Waste Revenue Bonds, Series 1996, due
 June 1, 2021. . . . . . . . . . . . . . . . . .      $ 53,700       $ 53,700
8 1/4% Solid Waste Revenue Bonds due October 1,
 2014. . . . . . . . . . . . . . . . . . . . . .      $ 20,200       $ 20,200
9 7/8% First Mortgage Notes due December 15,
 2001. . . . . . . . . . . . . . . . . . . . . .       200,000        200,000
Revolving Credit Agreement . . . . . . . . . . .           --             --
Other. . . . . . . . . . . . . . . . . . . . . .            35             39
                                                      --------       --------
                                                       273,935        273,939
Less Current Maturities of Long-term debt. . . .           --             --
                                                      --------       --------
                                                      $273,935       $273,939
                                                      --------       --------
                                                      --------       --------

     The Company's revolving credit facility, which had permitted borrowings up to $90 million and was due to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million (the "Revolving Credit Agreement"), secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. As of September 30 and June 30, 1997 there were no outstanding borrowings under the Revolving Credit Agreement.

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

     On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of September 30, 1997 the Company had available $1.131 million from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

     The Company's $200,000 First Mortgage Notes represent the only long-term debt which matures during the next five years (December 15, 2001).


(4)  ENVIRONMENTAL COMPLIANCE

     The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make material expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could possibly incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain facilities. The Company believes that these costs are most likely to be in the range of $10 million to $24 million. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third party recoveries. The reserve to cover potential environmental liabilities was $13.5 million (unaudited) at September 30, 1997 and $17.8 million at June 30, 1997.

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

(5)  LEGAL PROCEEDINGS

     In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of nineteen former salaried employees of the Company whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee are age discrimination under both federal and state laws, breach of employment contract, promissory estoppel and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee is lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500,000 on each count, punitive damages of $500,000 under the public policy count, prejudgment interest and attorneys' fees. The Company denied all of the claims and contested them vigorously. The Company's motion for summary judgment was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. All nineteen age discrimination claims have now been settled for an amount that is not deemed to be material either individually or in the aggregate.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1997  COMPARED WITH THREE MONTHS ENDED
                              SEPTEMBER 30, 1996

     Net sales for the first quarter of fiscal year 1998 totaled approximately $186.0 million on 251,831 net tons of steel shipments compared to approximately $183.4 million and shipments of 234,712 net tons for the year earlier period. Despite the 7.3% increase in shipping volume, sales revenues increased by only 1.4% as the company's average selling price per ton fell by 5.5% to $738 per ton versus $781 per ton for the year earlier period as a result of a lower percentage of shipments of value added stainless products which have been adversely affected by increased imports and by generally lower selling prices for hot rolled and cold finished products versus the year earlier quarter.

     Cost of products sold decreased to $168.7 million or $670 per ton shipped versus $170.5 million or $727 per ton shipped for the year earlier quarter despite the 7.3% increase in shipping volume. The improvement is the result of three major factors; 1) significantly improved conversion costs associated with the CAST-ROLL-TM- facility, which production level was increased by 39% over the year earlier quarter or 83.3% of capacity and 91% of capacity for the August-September period; 2) a pretax gain of approximately $3.2 million which reflects an independent re-assessment of probable environmental liabilities for certain historical waste disposal sites and; 3) a $.7 million pretax gain representing proceeds in excess of expenses relating to certain demolition projects. In addition, scrap and other raw material costs moderated somewhat versus the year earlier quarter. However, as a result of decreased selling prices, scrap costs increased from 24.6% to 25.4%.

     Selling, general and administrative expenses decreased to approximately $9.6 million from approximately $11.5 million for the first quarter of fiscal year 1998 versus the year earlier quarter, and represent approximately 5.2% and 6.3% of sales revenue for the first quarter 1998 and 1997, respectively. The decrease is primarily the result of reduced salaried employment levels.

     Net periodic postretirement benefit charges totaled approximately $3.7 million for the quarter ended September 30, 1997, a decrease of approximately $.6 million versus the same quarter one year earlier. The decrease is a reflection of the January 1997 revision to the salaried employees retiree health care plan which changed eligibility requirements for receiving health care benefits from age 57 with 30 years of service or age 60 with 15 or more years of service to age 65 with 15 or more years of service.

     Non-cash ESOP charges totaled approximately $7.3 million versus $7.9 million in the year ago quarter. The charges are based on a contribution rate of 18% of employee compensation for both periods and the decreased charge for the current period reflects lower labor utilization despite the increased shipment level.

     Cash interest expense totaled approximately $6.6 million for the first quarter of fiscal year 1998 versus $6.7 million in the year earlier quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments as of September 30, 1997 totaled $2.4 million compared to $6.4 million as of June 30, 1997. Also, as of September 30 and June 30, 1997 the Company had no outstanding borrowings under the Revolving Credit Agreement.

     The Company's revolving credit facility, which had permitted borrowings up to $90 million and was due to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million (the "Revolving Credit Agreement"), secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. As of September 30 and June 30, 1997 there were no outstanding borrowings under the Revolving Credit Agreement.

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

     On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of September 30, 1997 the Company had available $1.131 million from the 1996

Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

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

     At its October 23, 1997 Annual Meeting of Stockholders, Republic's Chairman indicated that the Company was exploring alternatives which, without increasing the Company's debt, would enable the construction of a new bar mill to produce engineered bars in a size range which would cover the heart of the Company's market franchise and also to upgrade its large bar capability by investing additional capital in its CAST-ROLL-TM- facility. The Company will explore raising equity, pursuing joint ventures, selling assets or some combination of these options to build the new bar rolling mill or, in the alternative, a complete mini-mill which would include an ultra-high powered electric furnace, melt shop, a continuous large billet caster, a reheat furnace and a bar rolling mill. These facilities would be devoted to producing engineered bars in sizes ranging from 1 1/2 inches to 6 1/4 inches.

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


IMPACTS OF ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS 128: "Earnings Per Share" effective for fiscal years and interim periods ending after December 15, 1997. For the period ended December 31, 1997, the Company will present earnings per share data on basic and diluted basis.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

              See Item 1, Financial Statements, footnote (5)  Legal Proceedings.


ITEM 2.   CHANGES IN SECURITIES

              None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The 1997 Annual Meeting of Stockholders of the Company was held on October 23, 1997. The only matter voted upon was the election of seven directors. Set forth below is information with respect to the nominees elected as directors of the Company at the 1997 Annual Meeting of Stockholders and the votes cast and/or withheld with respect to each such nominee.


                                          For                 Withheld

              Russell W. Maier       12,112,907 shares     6,268,458 shares
              Carol A. Cartwright    14,335,906 shares     4,045,459 shares
              Richard F. Celeste     12,679,467 shares     5,701,898 shares
              Robert J. Farling      14,812,438 shares     3,568,927 shares
              Daniel A. Albert       15,168,660 shares     3,212,705 shares
              Jeffrey K. Fernandez   15,150,058 shares     3,231,307 shares
              Norman T. Graybill     15,376,838 shares     3,004,527 shares

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

                                      REPUBLIC ENGINEERED STEELS, INC.


                                      By:  /s/ Russell W. Maier
                                         -------------------------------
                                         Russell W. Maier
                                         President
                                         and Chief Executive Officer


                                      By:  /s/ James Burns Riley
                                         -------------------------------
                                         James Burns Riley
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Chief Accounting Officer)


Dated:  November 14, 1997