Form 10-Q
period 1997-12-31
REPUBLIC ENGINEERED STEELS INC
filed 1998-01-30
CIK 913883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q

                                    ---------

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of  1934  For the quarterly period ended December 31, 1997
                                       or

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


The number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 1998: 19,706,578 million

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PART I.      FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       THREE-MONTH PERIODS ENDED DECEMBER  31, 1997 AND 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                             1997          1996
                                                                      -----------   -----------
                                                                      (unaudited)   (unaudited)

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $194,537      $174,673
Cost of product sold (including depreciation
   of $6,589 and $6,483 for 1997 and 1996) . . . . . . . . . . . . .     173,183       164,849
                                                                      -----------   -----------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .      21,354         9,824
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       2,057         2,648
General and administrative expenses. . . . . . . . . . . . . . . . .       9,017         8,306
Other postretirement benefits charges  . . . . . . . . . . . . . . .       3,725         4,319
Non-cash ESOP charges. . . . . . . . . . . . . . . . . . . . . . . .       7,479         7,677
Other charges (credits), net
     Interest Expense. . . . . . . . . . . . . . . . . . . . . . . .       6,574         6,671
     Interest Income . . . . . . . . . . . . . . . . . . . . . . . .        (146)         (146)
     Miscellaneous, net. . . . . . . . . . . . . . . . . . . . . . .         (65)         (310)
                                                                      -----------   -----------
Loss before income taxes . . . . . . . . . . . . . . . . . . . . . .      (7,287)      (19,341)
     Income tax benefit. . . . . . . . . . . . . . . . . . . . . . .       1,457         7,737
                                                                      -----------   -----------
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($5,830)     ($11,604)
                                                                      -----------   -----------
                                                                      -----------   -----------

Per share data:
     Loss from continuing operations - basic . . . . . . . . . . . .       ($.30)        ($.59)
     Net loss per common share - basic . . . . . . . . . . . . . . .       ($.30)        ($.59)
     Average shares and share equivalents outstanding. . . . . . . .  19,706,578    19,706,578



   See accompanying notes to the condensed consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        SIX-MONTH PERIODS ENDED DECEMBER  31, 1997 AND 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          1997         1996
                                                                      -----------   -----------
                                                                      (unaudited)   (unaudited)

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $380,508      $358,094
Cost of product sold (including depreciation of $13,154
   and $12,949 for 1997 and 1996). . . . . . . . . . . . . . . . . .     341,856       335,368
                                                                      -----------   -----------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .      38,652        22,726
Selling expense. . . . . . . . . . . . . . . . . . . . . . . . . . .       4,121         5,243
General and administrative expenses. . . . . . . . . . . . . . . . .      16,548        17,215
Other postretirement benefits charges. . . . . . . . . . . . . . . .       7,449         8,638
Non-cash ESOP charges. . . . . . . . . . . . . . . . . . . . . . . .      14,759        15,605
Other charges (credits), net
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . .      13,147        13,340
     Interest income . . . . . . . . . . . . . . . . . . . . . . . .        (278)         (268)
     Miscellaneous, net. . . . . . . . . . . . . . . . . . . . . . .        (174)         (448)
                                                                      -----------   -----------
Loss before income taxes . . . . . . . . . . . . . . . . . . . . . .     (16,920)      (36,599)
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . .       3,384        14,640
                                                                      -----------   -----------
     Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($13,536)     ($21,959)
                                                                      -----------   -----------
                                                                      -----------   -----------

Per share data:
   Loss from continuing operations - basic . . . . . . . . . . . . .       ($.69)       ($1.11)
   Net loss per common share - basic . . . . . . . . . . . . . . . .       ($.69)       ($1.11)
   Average shares and share equivalents outstanding  . . . . . . . .  19,706,578    19,706,578



   See accompanying notes to the condensed consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1997 (UNAUDITED) AND JUNE 30, 1997
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       12/31/97        6/30/97*
                                                                      -----------     ---------
                                                                      (unaudited)
                         ASSETS

Current  assets
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        $410        $6,412
   Receivables, less allowance for doubtful accounts
          of $1,573 (unaudited) at December 31, 1997
          and $1,624 as of June 30, 1997   . . . . . . . . . . . . .      67,738        75,596
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .     169,156       151,708
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .       4,767         7,382
   Other current assets. . . . . . . . . . . . . . . . . . . . . . .       4,048         2,067
                                                                        ---------     ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . .     246,119       243,165
Property, plant and equipment, net . . . . . . . . . . . . . . . . .     304,750       313,235
Intangibles and other assets, net. . . . . . . . . . . . . . . . . .      27,025        27,711
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .      53,073        47,074
Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,108         1,183
                                                                        ---------     ---------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $632,075      $632,368
                                                                        ---------     ---------
                                                                        ---------     ---------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt. . . . . . . . . . . . . . .       $  --         $  --
   Other current liabilities . . . . . . . . . . . . . . . . . . . .      99,697       107,834
                                                                        ---------     ---------
      Total current liabilities  . . . . . . . . . . . . . . . . . .      99,697       107,834
                                                                        ---------     ---------
Long-term debt, excluding current maturities . . . . . . . . . . . .     279,731       273,939
Other postretirement benefits  . . . . . . . . . . . . . . . . . . .     134,431       128,073
Defined benefit pension. . . . . . . . . . . . . . . . . . . . . . .      15,540        16,885
Environmental costs. . . . . . . . . . . . . . . . . . . . . . . . .      13,536        16,862
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       2,822         3,521
                                                                        ---------     ---------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . .     545,757       547,114
                                                                        ---------     ---------
Shareholders' Equity
   Special preferred stock, $.01 par value, one share authorized,
     one share issued, liquidation value of $1,500 . . . . . . . . .           2             2
  Common stock, $.01 par value; authorized 27,000,000 shares;
   issued  19,707,923 shares . . . . . . . . . . . . . . . . . . . .         197           197
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .     275,270       275,270
(Accumulated deficit). . . . . . . . . . . . . . . . . . . . . . . .    (186,622)     (173,086)
                                                                        ---------     ---------
                                                                          88,847       102,383
Less receivable from Employee Stock Ownership Trust  . . . . . . . .       2,521        17,121
Less treasury stock, at cost, including 1,345 (unaudited)
     common shares at December 31, 1997 and
       1,345 common shares at June 30, 1997. . . . . . . . . . . . .           8             8
                                                                        ---------     ---------
     Total shareholder's equity. . . . . . . . . . . . . . . . . . .      86,318        85,254
Commitments and contingencies. . . . . . . . . . . . . . . . . . . .          --            --
                                                                        ---------     ---------
                                                                        $632,075      $632,368
                                                                        ---------     ---------
                                                                        ---------     ---------


*  Condensed from audited consolidated financial statements.


    See accompanying notes to the condensed consolidated financial statements

               REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX-MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                          1997         1996
                                                                      -----------   -----------
                                                                      (unaudited)   (unaudited)

Cash flows from operating activities
   Net  loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($13,536)     ($21,959)
Adjustments to reconcile net loss to net cash used
   by operating activities
   Depreciation and amortization . . . . . . . . . . . . . . . . . .      14,565        14,566
   Non-cash ESOP charges . . . . . . . . . . . . . . . . . . . . . .      14,759        15,605
   Deferred income tax benefit . . . . . . . . . . . . . . . . . . .      (3,384)      (14,640)
   Change in operating assets and liabilities
     Increase in working capital . . . . . . . . . . . . . . . . . .     (20,821)       (2,719)
     Decrease in other operating assets and liabilities. . . . . . .         534         5,126
                                                                         --------      --------
       Total Adjustments . . . . . . . . . . . . . . . . . . . . . .       5,653        17,938
                                                                         --------      --------
        Net cash (used) provided  by operating activities. . . . . .      (7,883)       (4,021)
                                                                         --------      --------
Cash flows from investing activities
   Additions to property, plant and equipment. . . . . . . . . . . .      (4,936)       (2,795)
   Net cash used by investing activities . . . . . . . . . . . . . .      (4,936)       (2,795)
                                                                         --------      --------
Cash flows from financing activities
   Net borrowings under revolving credit  facility . . . . . . . . .       5,792         5,492
   Proceeds from environmental financing . . . . . . . . . . . . . .          75           984
   Other financing activities. . . . . . . . . . . . . . . . . . . .         950         1,065
                                                                         --------      --------
        Net cash provided by financing activities  . . . . . . . . .       6,817         7,541
                                                                         --------      --------
Net decrease in cash and cash equivalents  . . . . . . . . . . . . .      (6,002)          725
Cash and cash equivalents at beginning of period . . . . . . . . . .       6,412         2,074
                                                                         --------      --------
Cash and cash equivalents at end of period . . . . . . . . . . . . .        $410       $ 2,799
                                                                         --------      --------
                                                                         --------      --------


Supplemental disclosure of cash flow information
     Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .     $13,147       $13,593
                                                                         --------      --------



   See accompanying notes to the condensed consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC.  AND SUBSIDIARIES

              NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENT
            DECEMBER 31, 1997 AND 1996 (UNAUDITED) AND JUNE 30, 1997

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

     (b) ORGANIZATION

     In November 1989, the Company was formed to purchase substantially all of the assets of LTV Steel Company, Inc.'s ("LTV Steel") Bar Division (the "Acquisition"). Until the initial public offering (the "IPO") of 8,050,000 shares of its Common Stock, par value $.01 per share (the "Common Stock") in April 1995, the Company had been virtually wholly-owned by its employees through an employee common stock ownership plan ("ESOP"). The ESOP is a defined contribution plan, designed to be invested primarily in shares of Common Stock of the Company and intended to be qualified under Section 401(a) of the Internal Revenue Code which the Company maintains for the benefit of substantially all of its salaried and hourly employees. As of December 31, 1997 the ESOP held approximately 55% of the outstanding shares of Common Stock of the Company.

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

     (j) NET LOSS PER COMMON SHARE

     The net loss per common share computations are based upon the weighted average number of shares of common stock outstanding during each period and are presented in accordance with "SFAS 128" which is effective for periods ending after December 15, 1997.

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

     Inventories consist of the following :
                                                         (in thousands)
                                                  December 31,     June 30,
                                                     1997            1997
                                                  ------------     --------
                                                  (unaudited)

Raw materials                                        $11,414        $10,923
Finished and semifinished product                    155,874        138,950
Supplies, molds, and stools                            1,868          1,835
                                                    --------       --------
                                                    $169,156       $151,708
                                                    --------       --------
                                                    --------       --------

(3)  LONG-TERM DEBT

     Long-term debt of the Company consists of the following:



                                                                          (in thousands)
                                                                      December 31,     June 30,
                                                                          1997           1997
                                                                      ------------     --------
                                                                      (unaudited)

9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021              $53,700        $53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014        20,200         20,200
9 7/8% First Mortgage Notes due December 15, 2001                        200,000        200,000
Revolving Credit Agreement                                                 5,800             --
Other                                                                         31             39
                                                                        --------       --------
                                                                         279,731        273,939
Less Current Maturities of Long-term debt                                     --             --
                                                                        --------       --------
                                                                        $279,731       $273,939
                                                                        --------       --------
                                                                        --------       --------

     The Company's revolving credit facility, which had permitted borrowings up to $90 million and was due to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million (the "Revolving Credit Agreement"), secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. As of December 31, 1997, the Company had $5.8 million outstanding and as of June 30, 1997 there were no outstanding borrowings under the Revolving Credit Agreement.

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

     On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due
June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of December 31, 1997 the Company had available $1.108 million from the 1996
Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

     Borrowings under the Revolving Credit Agreement and the Company's $200,000 First Mortgage Notes represent long-term debt which matures during the next five years (December 15, 2001).

(4)  ENVIRONMENTAL COMPLIANCE

     The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make substantial expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could possibly incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain facilities. The Company believes that these costs are most likely to be in the range of $10 million to $24 million. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third party recoveries. The reserve to cover potential environmental liabilities was $14.1 million (unaudited) at December 31, 1997 and $17.8 million at June 30, 1997.

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

(5)  LEGAL PROCEEDINGS

     In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of nineteen former salaried employees of the Company whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee are age discrimination under both federal and state laws, breach of employment contract, promissory estoppel and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee is lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500,000 on each count, punitive damages of $500,000 under the public policy count, prejudgment interest and attorneys' fees. The Company has denied all of the claims and contested them vigorously. The Company's motion for summary judgment was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. All nineteen age discrimination claims have now been settled for an amount that is not deemed to be material either individually or in the aggregate.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED DECEMBER 31, 1997  COMPARED WITH THREE MONTHS ENDED
                              DECEMBER 31, 1996

     Net sales for the second quarter of fiscal year 1998 totaled approximately $194.5 million on 265,670 net tons of steel shipments compared to approximately $174.7 million and shipments of 232,399 net tons for the year ago quarter. Despite the 14.3% increase in shipping volume, sales revenues increased only 11.4% as the Company's average selling price per ton fell by 2.7% to $732 per ton versus $752 per ton in the year earlier quarter. The decrease is the result of a higher percentage of hot-rolled carbon and alloy products and a lower percentage of value added stainless products which have been adversely affected by increased imports and by generally lower selling prices for hot rolled and cold finished products created by new entrants into the SBQ market.

     Cost of products sold increased to $173.2 million or $652 per ton shipped versus $164.8 million or $709 per ton shipped for the year ago quarter. The overall net improvement in manufacturing costs per ton is a result of three major factors; 1) significantly improved conversion costs associated with the CAST-ROLL-TM- facility, which production level was increased by 27% over the year earlier quarter or 93.3% of its capacity;
2) operating cost efficiencies associated with the higher production and shipment levels, offset in part by significant increased raw material costs; and 3) a pretax LIFO gain of $1.2 million associated with the displacement of ingot produced products with cast products. Scrap costs increased dramatically, representing 26.4% of total cost of goods sold compared to 22.8% in the year earlier quarter. Prices of alloying additions were mixed, with nickel prices dropping substantially, molybdenum prices increasing dramatically and other alloys increasing moderately. On balance, the average price of alloys were relatively flat.

     Selling, general and administrative expenses totaled approximately $11.1 million for the current quarter versus $11.0 million during the year earlier quarter and represent approximately 5.7% and 6.3% of sales revenue, respectively.

     Net periodic postretirement benefit charges totaled approximately $3.7 million for the quarter ended December 31, 1997, a decrease of approximately $.6 million versus the second quarter of fiscal year 1997. The decrease is a reflection of the January 1997 revision to the salaried employees retiree health care plan which changed eligibility requirements for receiving health care benefits from age 57 with 30 years of service or age 60 with 15 years or more years of service to age 65 with 15 or more years of service. Cash payments totaled $.5 million and $.7 million for the quarters ended
December 31, 1997 and 1996, respectively.

     Non-cash ESOP charges totaled approximately $7.5 million versus
$7.7 million in the year earlier quarter. The charges were based on a contribution rate of 18% of employee compensation during both periods and the decreased charge for the current quarter reflects lower labor utilization despite the increased shipment level. The non-cash charge (non-cash ESOP charge) for allocating common stock to employees' accounts in the Employee Stock Ownership Plan Trust will cease during the third fiscal quarter ending in March 1998. Thereafter, the very large annual non-cash ESOP charge which has affected Republic's net income --- more than $30 million in each of the past four years --- will no longer be required.

     Cash interest expense totaled approximately $6.6 million for the second quarter of fiscal year 1998, versus $6.7 million in the year earlier quarter.

     Income Taxes: The realization of deferred tax assets is dependent largely upon generation of sufficient future taxable income. Taking into consideration its net deferred tax asset, anticipated future taxable income and other factors, the Company has established a 50 percent reserve for tax benefits for fiscal year 1998 which results in a 20% effective tax rate.

   SIX MONTHS ENDED DECEMBER 31, 1997  COMPARED WITH SIX MONTHS ENDED
                              DECEMBER 31, 1996

     Net sales for the first six months of fiscal year 1998 totaled
$380.5 million on 517,501 net tons of steel shipments compared to $358.1 million on shipments of 467,111 net tons for the year earlier period. Despite the 10.8% increase in shipping volume, sales revenues increased by only 6.3% as the average selling price per ton decreased by 4.2% to $735 per ton versus $767 per ton in the year earlier period. The decrease is the result of a higher percentage of hot rolled carbon and alloy products and a lower percentage of value added stainless products which have been adversely affected by increased imports and by generally lower selling prices for hot rolled and cold finished products created by new entrants into the SBQ market.

     Cost of products sold increased to $341.9 million or $661 per ton shipped versus $335.4 million or $718 per ton shipped in the year period. the overall net improvement in manufacturing costs per ton is a result of four major factors; 1) significantly improved conversion costs associated with the CAST-ROLL-TM- facility, which production level was increased by 34% over the year earlier period or 88.3% of its capacity; 2) operating cost efficiencies associated with the higher production and shipment levels, somewhat offset by moderate increases in the cost of raw materials; 3) a pretax LIFO gain of $1.2 million associated with the displacement of ingot produced products with cast products; and 4) a pretax gain of approximately $3.2 million which reflects an independent re-assessment of probable environmental liabilities for certain historical waste disposal sites. For the six months ended December 31, 1997, scrap costs represented 25.9% of total cost of goods sold versus 23.7% in the year earlier period while the average cost of alloying additions remained relatively flat.

     Selling, general and administrative expenses decreased from $22.5 million to $20.6 million for the first six months of fiscal year 1998 compared to the same period in the prior fiscal year and represent approximately 6.3% and 5.4% of sales revenue for the first six months of fiscal years 1997 and 1998, respectively. The decrease is primarily the result of decreased salary expense related to the restructuring of the salaried workforce which was announced in January 1997.

     Net periodic postretirement benefits accrued during the six months ended December 31, 1997 amounted to an expense of $7.4 million compared to $8.6 million in the same period of the prior fiscal year. The decrease is a reflection of the January 1997 revision to the salaried employees retiree health care plan which changed eligibility requirements for receiving health care benefits from age 57 with 30 years of service or age 60 with 15 years or more years of service to age 65 with 15 or more years of service. Cash payments for postretirement benefits totaled $1.1 million and $1.2 million during the six months ended December 31, 1997 and 1996, respectively.

     Non-cash ESOP charges totaled approximately $14.8 million for the first six months ended December 31, 1997 versus $15.6 million for the year earlier period. The charges were based on a contribution rate of 18% of employee compensation during both periods and the decreased charge for the current period reflects lower labor utilization despite the increased shipment level. The non-cash charge (non-cash ESOP charge) for allocating common stock to employees' accounts in the Employee Stock Ownership Plan Trust will cease during the third fiscal quarter ending in March 1998. Thereafter, the very large annual non-cash ESOP charge which has affected Republic's net income --- more than $30 million in each of the past four years --- will no longer be required.

     Cash interest expense totaled approximately $13.1 million for the six months ended December 31, 1997, a decrease of approximately $.2 million versus the year earlier period.

     Income Taxes: The realization of deferred tax assets is dependent largely upon generation of sufficient future taxable income. Taking into consideration its net deferred tax asset, anticipated future taxable income and other factors, the Company has established a 50 percent reserve for tax benefits for fiscal year 1998 which results in a 20% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments as of December 31, 1997 totaled $.4 million compared to $6.4 million as of June 30, 1997. Also, as of December 31, 1997, the Company had $5.8 million outstanding, and as of June 30, 1997 the Company had no outstanding borrowings under the Revolving Credit Agreement.

     The Company's revolving credit facility, which had permitted borrowings up to $90 million and was due to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million (the "Revolving Credit Agreement"), secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. As of December 31, 1997, the Company had $5.8 million outstanding and as of June 30, 1997 there were no outstanding borrowings under the Revolving Credit Agreement.

     The Revolving Credit Agreement provides up to $20 million for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to the higher of the base rate of BankBoston; or 1/2 percent above the Federal Funds effective rate; or LIBOR plus
2 1/4 percent, at the Company's option. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

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

     On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due
June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of December 31, 1997 the Company had available $1.108 million from the 1996
Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

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

     Borrowings under the Revolving Credit Agreement and the Company's $200,000 First Mortgage Notes represent debt which matures during the next five years (December 15, 2001).

     The Company believes that cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to meet its cash needs in the foreseeable future.

     At its October 23, 1997 Annual Meeting of Stockholders, Republic's Chairman stated that the Company was exploring a joint venture to construct a new steel making and bar rolling facility. On January 13, 1998, Republic announced that its Board of Directors had approved the construction of such a facility and had authorized the Officers to take steps necessary to form a joint venture through which a facility consisting of melting, casting, rolling and finishing equipment would be built, configured for a continuous flow unlike its existing steel and bar producing facilities. The new complex would be designed to produce engineered bars in sizes varying from 1 1/2 inches to 6 1/4 inches.

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

IMPACTS OF ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS 128: "Earnings Per Share" effective for fiscal years and interim periods ending after December 15, 1997. For the period ended December 31, 1997, the Company has adopted SFAS 128 and has restated prior-period earnings per share data although the restatement had no effect on previously reported data.

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

                         REPUBLIC ENGINEERED STEELS, INC.


                         By:    /s/  Russell W. Maier
                                ---------------------------
                                Russell W. Maier
                                President
                                and Chief Executive Officer


                         By:    /s/ James Burns Riley
                                ---------------------------
                                James Burns Riley
                                Executive Vice President
                                and Chief Financial Officer


Dated:   January 30, 1998