Form 10-Q
period 1998-03-31
REPUBLIC ENGINEERED STEELS INC
filed 1998-05-08
CIK 913883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   -------------
                                      FORM 10-Q
                                   -------------

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended March 31, 1998

                                          or

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


The number of shares outstanding of the issuer's common stock, as of May 8, 1998: 19,706,578 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I.      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                 REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               1998          1997
                                                                        -----------   -----------
                                                                        (Unaudited)   (Unaudited)
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . .              $217,470      $196,610

 Cost of product sold (including depreciation
  of $6,589 and $6,501 for 1998 and 1997) (Note 2) . . . . .               191,792       180,164
                                                                        ----------    ----------
   Gross profit. . . . . . . . . . . . . . . . . . . . . . .                25,678        16,446
 Selling expenses                                                            2,074         2,532

 General and administrative expenses . . . . . . . . . . . .                 9,893         8,159
 Special charges (Note 6). . . . . . . . . . . . . . . . . .                    --         2,763

 Other Postretirement benefits charges . . . . . . . . . . .                 3,724         4,319

 Non-cash ESOP charges . . . . . . . . . . . . . . . . . . .                 2,241         7,361
 Other charges (credits), net. . . . . . . . . . . . . . . .

   Interest expense. . . . . . . . . . . . . . . . . . . . .                 6,634         6,883
   Interest income . . . . . . . . . . . . . . . . . . . . .                   (86)         (112)

   Miscellaneous, net. . . . . . . . . . . . . . . . . . . .                  (139)         (209)
                                                                        ----------    ----------
    Income (loss) before income taxes. . . . . . . . . . . .                 1,337       (15,250)
   Income tax benefit (expense). . . . . . . . . . . . . . .                  (267)        6,100
                                                                        ----------    ----------
   Net income (loss) . . . . . . . . . . . . . . . . . . . .                $1,070       ($9,150)
                                                                        ----------    ----------
                                                                        ----------    ----------
 Per share data:

   Net income (loss) from continuing operations - basic. . .                 $0.05        ($0.46)
   Net income (loss) per common share - basic and diluted. .                 $0.05        ($0.46)

   Average shares outstanding - basic and diluted. . . . . .            19,706,578    19,706,578


      See accompanying notes to the condensed consolidated financial statements.

                 REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Loss) NINE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                     1998           1997
                                                                 ----------     ----------
                                                                 (Unaudited)    (Unaudited)
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .       $597,978       $554,705
Cost of product sold (including depreciation of
  $19,743 and $19,450 for 1998 and 1997 (Note 2) . . . . . .        533,648        515,532
    Gross profit . . . . . . . . . . . . . . . . . . . . . .         64,330         39,173
                                                                 ----------     ----------
Selling expenses . . . . . . . . . . . . . . . . . . . . . .          6,195          7,775
General and administrative expenses. . . . . . . . . . . . .         26,522         25,248
Special charges (Note 6) . . . . . . . . . . . . . . . . . .             --          2,763
Other postretirement benefits charges  . . . . . . . . . . .         11,173         12,957
Non-cash ESOP charges. . . . . . . . . . . . . . . . . . . .         16,919         23,092
Other charges (credits), net . . . . . . . . . . . . . . . .
    Interest expense . . . . . . . . . . . . . . . . . . . .         19,781         20,224
    Interest income. . . . . . . . . . . . . . . . . . . . .           (364)          (380)
    Miscellaneous, net . . . . . . . . . . . . . . . . . . .           (313)          (657)
                                                                 ----------     ----------
Loss before income taxes . . . . . . . . . . . . . . . . . .        (15,583)       (51,849)
Income tax benefit . . . . . . . . . . . . . . . . . . . . .          3,117         20,740
                                                                 ----------     ----------
    Net loss . . . . . . . . . . . . . . . . . . . . . . . .       ($12,466)      ($31,109)
                                                                 ----------     ----------
                                                                 ----------     ----------

Per share data:
      Loss from continuing operations - basic. . . . . . . .         ($0.63)        ($1.58)
      Net loss per common share - basic and diluted. . . . .         ($0.63)        ($1.58)
      Average shares outstanding - basic and diluted . . . .     19,706,578     19,706,578


      See accompanying notes to the condensed consolidated financial statements.

                 REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1998 AND JUNE 30, 1997
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                    ASSETS                                          3/31/98       6/30/97*
                                                                 ----------     ----------
                                                                 (Unaudited)
Current  assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . .       $  8,436       $  6,412
  Receivables, less allowance for doubtful accounts of
    $1,575 (unaudited) at March 31, 1998 and $1,624 at
    June 30, 1997. . . . . . . . . . . . . . . . . . . . . .         81,917         75,596
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .        160,011        151,708
  Deferred income taxes  . . . . . . . . . . . . . . . . . .          5,271          7,382
  Other current assets . . . . . . . . . . . . . . . . . . .          4,262          2,067
                                                                 ----------     ----------
    Total current assets . . . . . . . . . . . . . . . . . .        259,897        243,165
Property, plant and equipment, net . . . . . . . . . . . . .        302,847        313,235
Deferred income taxes. . . . . . . . . . . . . . . . . . . .         52,303         47,074
Intangibles and other assets, net. . . . . . . . . . . . . .         26,820         27,711
Restricted cash. . . . . . . . . . . . . . . . . . . . . . .            706          1,183
                                                                 ----------     ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . .       $642,573       $632,368
                                                                 ----------     ----------
                                                                 ----------     ----------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt . . . . . . . . . . .       $   --         $   --
  Other current liabilities. . . . . . . . . . . . . . . . .        110,881        107,834
                                                                 ----------     ----------
    Total current liabilities. . . . . . . . . . . . . . . .        110,881        107,834
                                                                 ----------     ----------
Long-term debt, excluding current maturities . . . . . . . .        273,926        273,939
Other postretirement benefits. . . . . . . . . . . . . . . .        137,628        128,073
Defined benefit pension. . . . . . . . . . . . . . . . . . .         14,868         16,885
Environmental costs. . . . . . . . . . . . . . . . . . . . .         13,536         16,862
Other liabilities. . . . . . . . . . . . . . . . . . . . . .          1,826          3,521
                                                                 ----------     ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . .        552,665        547,114
                                                                 ----------     ----------
Shareholders' equity
  Special preferred stock, $.01 par value; one share
  authorized, one share issued, liquidation value of $1,500               2              2
  Common stock, $.01 par value; authorized 27,000,000 shares;
  issued 19,707,923 shares . . . . . . . . . . . . . . . . .            197            197
Additional paid-in capital . . . . . . . . . . . . . . . . .        275,270        275,270
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .       (185,553)      (173,086)
                                                                 ----------     ----------
                                                                     89,916        102,383
Less receivable from Employee Stock Ownership Trust. . . . .             --         17,121
Less treasury stock, at cost, including 1,345 (unaudited)
  common shares at March 31, 1998 and 1,345 common shares
  at June 30, 1997 . . . . . . . . . . . . . . . . . . . . .              8              8
                                                                 ----------     ----------
    Total shareholders' equity . . . . . . . . . . . . . . .         89,908         85,254
Commitments and contingencies (Notes 4,5). . . . . . . . . .          --             --
                                                                 ----------     ----------
                                                                   $642,573       $632,368
                                                                 ----------     ----------
                                                                 ----------     ----------

* Condensed from audited consolidated financial statements.

      See accompanying notes to the condensed consolidated financial statements

                 REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE-MONTHS ENDED MARCH 31, 1998 AND 1997
                               (DOLLARS IN THOUSANDS)



                                                                    1998           1997
                                                                 (Unaudited)    (Unaudited)
                                                                 ----------     ----------
Cash flows from operating activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       ($12,466)      ($31,109)
Adjustments to reconcile net loss to net cash provided
  by operating activities
  Depreciation and amortization. . . . . . . . . . . . . . .         21,856         21,871
  Provision for non-cash ESOP charges. . . . . . . . . . . .         16,919         23,092
  Deferred income tax benefit. . . . . . . . . . . . . . . .         (3,117)       (20,740)
  Special charges. . . . . . . . . . . . . . . . . . . . . .             --          2,763
  Change in operating assets and liabilities
  (Increase) decrease in working capital . . . . . . . . . .        (14,270)         1,534
    Decrease in other operating assets and liabilities . . .          1,699          6,544
                                                                 ----------     ----------
      Total Adjustments. . . . . . . . . . . . . . . . . . .         23,087         35,064
                                                                 ----------     ----------
      Net cash provided by operating activities. . . . . . .         10,621          3,955
                                                                 ----------     ----------
Cash flows from investing activities
  Additions to property, plant and equipment . . . . . . . .         (9,757)        (5,471)
                                                                 ----------     ----------
  Net cash used by investing activities. . . . . . . . . . .         (9,757)        (5,471)
                                                                 ----------     ----------
Cash flows from financing activities
  Restricted cash - environmental bonds. . . . . . . . . . .            477            968
  Other financing activities . . . . . . . . . . . . . . . .            683          1,803
                                                                 ----------     ----------
      Net cash provided by financing activities. . . . . . .          1,160          2,771
                                                                 ----------     ----------
Net increase in cash and cash equivalents. . . . . . . . . .          2,024          1,255
Cash and cash equivalents at beginning of period . . . . . .          6,412          2,074
                                                                 ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . .        $ 8,436        $ 3,329
                                                                 ----------     ----------
                                                                 ----------     ----------
Supplemental disclosure of cash flow information
  Interest paid  . . . . . . . . . . . . . . . . . . . . . .        $13,218        $13,914
                                                                 ----------     ----------
                                                                 ----------     ----------



     See accompanying notes to the condensed consolidated financial statements.

                  REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 (UNAUDITED) AND JUNE 30, 1997

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

     (b) ORGANIZATION

     In November 1989, the Company was formed to purchase substantially all of the assets of LTV Steel Company, Inc.'s ("LTV Steel") Bar Division (the "Acquisition"). Until the initial public offering (the "IPO") of 8,050,000 shares of its Common Stock, par value $.01 per share (the "Common Stock") in April 1995, the Company had been virtually wholly-owned by its employees through an employee common stock ownership plan ("ESOP"). The ESOP is a defined contribution plan, designed to be invested primarily in shares of Common Stock of the Company and intended to be qualified under Section 401(a) of the Internal Revenue Code which the Company maintains for the benefit of substantially all of its salaried and hourly employees. As of March 31, 1998 the ESOP held approximately 55% of the outstanding shares of Common Stock of the Company.

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

     The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, during fiscal year 1997.
This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the amount or fair value, as defined, of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the SFAS No. 121 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

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

     (j) NET INCOME (LOSS) PER COMMON SHARE

     The net income (loss) per common share computations are based upon the weighted average number of shares of common stock outstanding during each period and are presented in accordance with SFAS No. 128 which is effective for periods ending after December 15, 1997.

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

     (l) STOCK BASED COMPENSATION

     During fiscal year 1997, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the grant date. Alternatively, SFAS No. 123 allows entities to continue to measure the compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

     (M) RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform with the current presentation.


(2)  INVENTORIES

     Inventories are carried at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method.

     Inventories consist of the following :

                                                     (in thousands)
                                                March 31,      June 30,
                                                   1998          1997
                                               -----------    -----------
                                               (unaudited)
 Raw materials                                    $ 10,639       $ 10,923
 Finished and semifinished product                 147,805        138,950
 Supplies, molds, and stools                         1,567          1,835
                                               -----------    -----------
                                                  $160,011       $151,708
                                               -----------    -----------
                                               -----------    -----------


     Cost of products sold include estimated credits related to Lifo liquidations of $1.8 million and $3.0 million for third quarters 1998 and 1997, respectively and $3.0 million for the nine month periods ended March 31, 1998 and 1997, respectively.

(3)  LONG-TERM DEBT

     Long-term debt of the Company consists of the following:

                                                                                           (in thousands)
                                                                                    March 31,          June 30,
                                                                                       1998              1997
                                                                                   -----------       -----------
                                                                                   (unaudited)
 9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021                          $ 53,700          $ 53,700
 8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014                     20,200            20,200
 9 7/8% First Mortgage Notes due December 15, 2001                                     200,000           200,000
 Revolving Credit Agreement                                                                 --                --
 Other                                                                                      26                39
                                                                                   -----------       -----------
                                                                                       273,926           273,939
 Less Current Maturities of Long-term debt                                                --                --
                                                                                   -----------       -----------
                                                                                      $273,926          $273,939
                                                                                   -----------       -----------
                                                                                   -----------       -----------



     The Company's revolving credit facility, which had permitted borrowings up to $90 million and was to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million (the "Revolving Credit Agreement"), secured by the Company's receivables, inventories, a subsidiary's stock, short term investments and certain intangible assets. As of March 31, 1998 and June 30, 1997 there were no outstanding borrowings under the Revolving Credit Agreement.

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

     On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of March 31, 1998 the Company had available $.706 million from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

     The Company's $200,000 First Mortgage Notes represent long-term debt which matures during the next five years (December 15, 2001).

(4)  ENVIRONMENTAL COMPLIANCE

     The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make substantial expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could possibly incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain facilities. The Company believes that these costs are most likely to be in the range of $10 million to $24 million. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third party recoveries. The reserve to cover potential environmental liabilities was $14.1 million (unaudited) at March 31, 1998 and $17.8 million at June 30, 1997.

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

(5)  LEGAL PROCEEDINGS

     In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of nineteen former Company salaried employees of the Company whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee are age discrimination under both federal and state laws, breach of employment contract, promissory estoppel and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee is lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500,000 on each count, punitive damages of $500,000 under the public policy count, prejudgment interest and attorneys' fees. The Company denied all of the claims and contested them vigorously. The Company's motion for summary judgment was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. In July 1997, all nineteen age discrimination claims were settled for an amount that is not deemed to be material either individually or in the aggregate.

     The Company is involved in various legal proceedings, including environmental proceedings with governmental authorities, personal injury and product liability litigation and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. The Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(6)  OTHER

     In January 1997 the Company announced a plan for organizational restructuring and cost cutting initiatives which included a revision to the salaried employees retiree health care plan changing eligibility requirements for receiving retiree health care benefits from age 57 with 30 years service or age 60 with 15 or more years service to age 65 with 15 or more years service. For the transition to the new plan, a provision was made for a Special Retirement Window which provided retiree health care benefits under the old plan to employees who were eligible for benefits as of March 31, 1997 under the old plan and who retired by March 31, 1997. Sixty-eight (68) individuals elected to avail themselves of the Special Retirement Window.

     The Company also announced plans to restructure and reduce the salaried workforce by more than 200 people and to further reduce the hourly workforce by more than 300 people as the Company reaches full capacity utilization of its CAST-ROLL-TM- facility and completes other smaller capital projects. The financial impact of the restructuring of the salaried workforce was estimated to be $2.8 million and is reflected as a special charge in the fiscal 1997 three month and nine month periods.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
                                   MARCH 31, 1997

     Net sales for the third quarter of fiscal year 1998 totaled approximately $217.5 million on 295,226 net tons of steel shipments compared to approximately $196.6 million and shipments of 271,609 net tons for the year ago quarter. The 10.6% increase in sales revenues is primarily the result of the 8.7% increase in shipping volume and a $10 per ton increase in selling price surcharges which partially offset the increased raw material costs.

     Cost of products sold increased to $191.8 million or $650 per ton shipped versus $180.2 million or $663 per ton shipped for the year ago quarter. The overall net improvement in manufacturing costs per ton is a result of three major factors; 1) improved conversion costs associated with the CAST-ROLL-TM-facility, realized as production was increased by 20% over the year earlier quarter to 93.3% of its capacity; 2) operating cost efficiencies associated with the higher production and shipment levels, offset in part by significant increased raw material costs; and 3) a pretax LIFO credit of $1.8 million associated with the displacement of ingot produced products with cast products versus a credit of $3.0 million for the year earlier quarter. Scrap costs increased dramatically, representing 24.4% of total cost of goods sold compared to 22.5% in the year earlier quarter. Price changes of alloying additions were mixed, with nickel prices dropping substantially, molybdenum prices decreasing slightly and other alloys increasing moderately. On balance, the average price of alloys were relatively unchanged.

     Selling, general and administrative expenses totaled approximately $12.0 million for the current quarter versus $10.7 million during the year earlier quarter and represent approximately 5.5% and 5.4% of sales revenue, respectively. The increase is due in part, to the expensing of charges relating to organization costs for a possible joint venture and is reflected in accordance with AICPA Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, issued April 1998.

     Net periodic postretirement benefit charges totaled approximately $3.7 million for the quarter ended March 31, 1998, a decrease of approximately $.6 million versus the third quarter of fiscal year 1997. The decrease is a reflection of the January 1997 revision to the salaried employees retiree health care plan which changed eligibility requirements for receiving health care benefits from age 57 with 30 years of service or age 60 with 15 or more years of service to age 65 with 15 or more years of service. Cash payments totaled $.5 million and $.4 million for the quarters ended March 31, 1998 and 1997, respectively.

     Non-cash ESOP charges totaled approximately $2.2 million versus $7.4 million in the year earlier quarter. The charges were based on a contribution rate of 18% of employee compensation during both periods and the decreased charge for the current quarter reflects the final ESOP payment. Hereafter, the annual non-cash ESOP charge which has affected Republic's net income --- more than $30 million in each of the past four fiscal years --- will no longer be required.

     Cash interest expense totaled approximately $6.6 million for the third quarter of fiscal year 1998, versus $6.9 million in the year earlier quarter.

     Income Taxes: The realization of deferred tax assets is dependent largely upon generation of sufficient future taxable income. Taking into consideration its net deferred tax asset, anticipated future taxable income and other factors, the Company has established a 50 percent reserve for tax benefits for fiscal year 1998 which results in a 20% effective tax rate.

         NINE MONTHS ENDED MARCH 31, 1998  COMPARED WITH NINE MONTHS ENDED
                                   MARCH 31, 1997

     Net sales for the first nine months of fiscal year 1998 totaled $598.0 million on 812,727 net tons of steel shipments compared to $554.7 million on shipments of 738,720 net tons for the year earlier period. Despite the 10.0% increase in shipping volume, sales revenues increased by only 7.8% as the average selling price per ton decreased by 2.0% to $736 per ton versus $751 per ton in the year earlier period. The decrease is the result of a higher percentage of hot rolled carbon and alloy products and a lower percentage of value added stainless products which have been adversely affected by increased imports and by generally lower selling prices for hot rolled and cold finished products created by new entrants into the SBQ market.

     Cost of products sold increased to $533.6 million or $657 per ton shipped versus $515.5 million or $698 per ton shipped in the year earlier period. The overall net improvement in manufacturing costs per ton is a result of three major factors; 1) significantly improved conversion costs associated with the CAST-ROLL-TM- facility, which production level was increased by 25% over the year earlier period or 88.3% of its capacity; 2) operating cost efficiencies asociated with the higher production and shipment levels, somewhat offset by moderate increases in the cost of raw materials; 3) a pretax gain of approximately $3.2 million which reflects an independent re-assessment of probable environmental liabilities for certain historical waste disposal sites versus $1.5 million for the year earlier period. For the nine months ended March 31, 1998, scrap costs represented 25.4% of total cost of goods sold versus 23.3% in the year earlier period while the average cost of alloying additions remained relatively flat. The Company recorded a pretax LIFO credit of $3.0 million for both nine month periods ended March 31, 1998 and 1997, which credit is associated with the displacement of ingot produced products with cast products.

     Selling, general and administrative expenses decreased from $33.0 million to $32.7 million for the first nine months of fiscal year 1998 compared to the same period in the prior fiscal year and represent approximately 5.9% and 5.5% of sales revenues for the first nine months of fiscal years 1997 and 1998, respectively. The decrease is primarily the result of decreased salary expense related to the restructuring of the salaried workforce which was announced in January 1997, offset in part, due to the expensing of charges relating to organization costs for a possible joint venture and is reflected in accordance with AICPA Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, issued April 1998.

     Net periodic postretirement benefits accrued during the nine months ended March 31, 1998 amounted to an expense of $11.2 million compared to $13.0 million in the same period of the prior fiscal year. The decrease is a reflection of the January 1997 revision to the salaried employees retiree health care plan which changed eligibility requirements for receiving health care benefits from age 57 with 30 years of service or age 60 with 15 or more years of service to age 65 with 15 or more years of service. Cash payments for postretirement benefits totaled $1.6 million for both of the nine month periods ended March 31, 1998 and 1997.

     Non-cash ESOP charges totaled approximately $16.9 million for the first nine months of fiscal year 1998 as compared to $23.0 million for the year earlier period. The charges were based on a contribution rate of 18% of employee compensation during both periods and the decreased charge for the current period reflects lower labor utilization despite the increased shipment level and the final payment to the ESOP Trust during the current quarter which originated in 1989. Hereafter, the annual non-cash ESOP charge which has affected Republic's net income --- more than $30 million in each of the past four years --- will no longer be required.

     Cash interest expense totaled approximately $19.8 million for the nine months ended March 31, 1998, a decrease of approximately $.4 million versus the year earlier period.

     Income Taxes: The realization of deferred tax assets is dependent largely upon generation of sufficient future taxable income. Taking into consideration its net deferred tax asset, anticipated future taxable income and other factors, the Company has established a 50 percent reserve for tax benefits for fiscal year 1998 which results in a 20% effective rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments as of March 31, 1998 totaled $8.4 million compared to $6.4 million as of June 30, 1997. Also, as of March 31, 1998, the Company had available $115.0 million under its $115 million revolving credit agreement with the BankBoston ("the Revolving Credit Agreement").

     The Company's revolving credit facility, which had permitted borrowings up to $90 million and was due to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million ("the Revolving Credit Agreement"), secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. As of March 31, 1998 and as of June 30, 1997 the Company had no outstanding borrowings under the Revolving Credit Agreement.

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

     The proceeds from the issuance in December 1993 of the $200.0 million First Mortgage Notes were used to retire all $61.6 million of the Company's outstanding 15 1/2% Subordinated Debentures at a discount for approximately $58.9 million and to pay down $110.0 million of outstanding bank debt with the balance being applied towards the cost of the CAST-ROLL-TM- facility. Since January 1994, the Company has focused on improving liquidity in order to meet its ongoing cash requirements.

     On October 28, 1994, the Ohio Water Development Authority ("the Authority") issued $20.2 million of 8 1/4 percent Solid Waste Revenue Bonds ("the 1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of the face amount in connection with the solid waste disposal facilities installed at its CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds ("the 1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce the outstanding borrowings under the revolving credit facility. As of March 31, 1998 the Company had available $.7 million from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

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

     The Company's $200 Million First Mortgage Notes represent debt which matures during the next five years (December 15, 2001).

     The Company believes that cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to meet its cash needs in the foreseeable future.

     At its October 23, 1997 Annual Meeting of Stockholders, Republic's Chairman stated that the Company was exploring a joint venture to construct a new steel making and bar rolling facility. On January 13, 1998, Republic announced that its Board of Directors had approved the construction of such a facility and had authorized the Officers to take steps necessary to form a joint venture through which a facility consisting of melting, casting, rolling and finishing equipment would be built, configured for a continuous flow unlike its existing steel and bar producing facilities. The new complex would be designed to produce engineered bars in sizes varying from 1 1/2 inches to 6 1/4 inches. Since the January Board action, Republic's management has discussed the project, including investment arrangements, with certain potential venture partners, has engaged in site searches in several localities and pursued other activities related to the project.

IMPACTS OF ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS 128: "Earnings Per Share" effective for fiscal years and interim periods ending after December 15, 1997. For the period ended December 31, 1997, the Company has adopted SFAS 128 and has restated prior-period earnings per share data although the reinstatement had no effect on previously reported data.

     In February 1998, the Financial Accounting Standards Board issued SFAS 132:
"Employer's Disclosures about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The new standard supersedes the disclosure requirements of SFAS 87, SFAS 88 and SFAS 106 and standardizes the disclosure for pensions and other postretirement benefits to the extent possible. The Company will analyze SFAS 132 to determine what additional disclosures will be required.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES which requires that the costs of start-up activities, including organization costs, be expensed as incurred. Accordingly, in March 1998, the Company has expensed certain prepaid formation costs.

PRIVATE SECURITIES LITIGATION REFORM ACT

     Forward looking statements herein are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel; fluctuations in demand, specifically in the automotive market; potential equipment malfunction; and construction and repair delays.

YEAR 2000

     In response to the Year 2000 issue, the Company has formulated a plan to address all known Year 2000 issues and has embarked upon various initiatives in an attempt to assure that the Company's business systems and process control equipment is or will be modified to be Year 2000 ready. Additionally, the Company continues formal communications with suppliers, customers and other service providers to ascertain that they, too, are actively pursuing Year 2000 compliance issues.

     Internally, the Company is involved in a combination of system conversions, the installation of certain purchased enterprise systems as well as working with the Automotive Industry Action Group (AIAG) and other groups to assess Year 2000 readiness of process control equipment. It has established a Committee, made up of various disciplines, to coordinate efforts to assure compliance of suppliers as well as the Company's Year 2000 readiness.

     Although the Company believes that it will not incur major expenditures or experience disruptions in operations relative to Year 2000 issues, such incurrence could have a material adverse effect on the Company's financial condition. Accordingly, the Company plans to devote the necessary financial and human resources to resolve significant Year 2000 issues in a timely manner.

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

                         REPUBLIC ENGINEERED STEELS, INC.


                         By:  /s/   R. W. Maier
                              ----------------------------------
                              Russell W. Maier
                              President
                              and Chief Executive Officer


                         By:  /s/  James Burns Riley
                              ----------------------------------
                              James Burns Riley
                              Executive Vice President
                              and Chief Financial Officer


Dated:  May 8, 1998