Form 10-Q/A
period 1997-12-31
REPUBLIC ENGINEERED STEELS INC
filed 1998-07-09
CIK 913883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                -------------------
                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

                                   -------------

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997
                                         or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                         COMMISSION FILE NUMBER:  33-70578

                          REPUBLIC ENGINEERED STEELS, INC.
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                          52-1635079
----------------------------------         -------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                410 OBERLIN ROAD SW
                               MASSILLON, OHIO 44648
                                   (330) 837-6000
--------------------------------------------------------------------------------
      (Address, Including Zip Code, and Telephone Number, Including Area Code
                   of Registrant's Principal Executive Offices)'

--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                      Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes / /   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,706,578 shares of common stock, $.01 par value, as of January 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends and restates in their entirety the following items of Part II of the Quarterly Report on Form 10-Q of Republic Engineered Steels, Inc. for the fiscal quarter ended December 31, 1997: Item 5. Other Information and Item 6. Exhibits and Reports on Form 8-K.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

          On October 23, 1997 the Board of Directors of Republic Engineered Steels, Inc. (the "Company") approved a Severance Agreement and a Change of Control Agreement for the six most senior executive officers of the Company. The officers for whom such agreements were approved were Russell
     W. Maier, Harold V. Kelly, James B. Riley, Joseph F. Lapinsky, Stephen S. Higley and John C. Vaught (each a "Senior Manager" and, collectively, the "Senior Managers").

          Each Severance Agreement provides that, in the event that the Company terminates the employment of a Senior Manager other than for disability or Cause (as defined), the Senior Manager is entitled to a lump sum payment equal to 200% of his total compensation during the year preceding the termination of his employment (300% in the case of Mr. Maier). In the event that a Senior Manager's employment is terminated by the Company for disability, the Senior Manager is entitled to benefits provided by the Company's disability plan. A Senior Manager is not entitled to the benefits under his Severance Agreement if he has benefits under a Change of Control Agreement.

          Each Change of Control Agreement provides that the Senior Manager party thereto is entitled to the benefits provided for by the Severance Agreement to which he is a party upon a termination of his employment by the Company within 24 months following a Change of Control (as defined) other than for Cause (as defined) or disability or upon a termination by the Senior Manager of his employment for Good Reason (as defined) within 24 months following a Change of Control (as defined). Each Change of Control Agreement also provides that Senior Manager's outstanding stock options will automatically vest upon such a termination of employment. To the extent that the payments provided to the Senior Manger under the Change of Control Agreement are subject to an excise tax, the Change of Control Agreements provide that the Company is obligated to make an additional lump sum payment to make the Senior Manager whole. The Change of Control Agreements provide that the Company is required to deposit in a "rabbi trust" within ten days after a Change of Control the total amount necessary to make the payments contemplated by the Change of Control Agreements. The Change of Control Agreements provide that, in consideration of the foregoing payments, the Senior Manager agrees to be bound by a covenant not to compete for the one year period following termination of employment and to provide the Company with a release from all employment related claims.

          Reference is made to the form of Severance Agreement and the form of Change of Control Agreement filed herewith as Exhibits for the full terms thereof. Terms specified as being "(as defined)" are used as defined in the respective agreements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 - Form of Severance Agreement.

          10.2 - Form of Change of Control Agreement.

          27   - Financial Data Schedule, incorporated by reference to the
          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.

     (b)  Report on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1997.


                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPUBLIC ENGINEERED STEELS, INC.


                                   By:  /s/ Russell W. Maier
                                       ---------------------------
                                        Russell W. Maier
                                        President and
                                        Chief Executive Officer


                                   By:  /s/ James Burns Riley
                                       ---------------------------
                                        James Burns Riley
                                        Executive Vice President
                                        and Chief Financial Officer

Date:  July 9, 1998

                                    EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------
     10.1                Form of Severance Agreement.

     10.2                Form of Change of Control Agreement.

     27 Financial Data Schedule, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.