Form 10-K
period 1998-06-30
REPUBLIC ENGINEERED STEELS INC
filed 1998-09-03
CIK 913883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                             FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

      "REPUBLIC ENGINEERED STEELS, INC. COMMON STOCK TRADES ON THE NASDAQ
                                STOCKMARKET-TM-
                             UNDER THE SYMBOL REPS"

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 3, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $137.9 million. For purposes of this information the outstanding shares of Common Stock owned by directors and executive officers of the Registrant and the ESOP were deemed to be shares of Common Stock held by affiliates.

    As of September 3, 1998 there were 19,706,578 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1, thereunder, (the "Information Statement") which Information Statement was filed by the registrant with the Securities and Exchange Commission on July 30, 1998.

                                          Exhibit Index begins on page 54
                                          This is page 1 of 64

                               TABLE OF CONTENTS

  ITEM                                                                                                           PAGE
---------                                                                                                      ---------

1.         Business..........................................................................................          3

2.         Properties........................................................................................         12

3.         Legal Proceedings.................................................................................         12

4.         Submission of Matters to a Vote of Security Holders...............................................         13

5.         Market for the Registrant's Common Stock and Related Stockholder Matters..........................         13

6.         Selected Financial Data...........................................................................         14

7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............         16

8.         Financial Statements and Supplementary Data.......................................................         23

9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............         47

10.        Directors and Executive Officers..................................................................         47

11.        Executive Compensation............................................................................         47

12.        Security Ownership of Certain Beneficial Owners and Management....................................         47

13.        Certain Relationships and Related Transactions....................................................         47

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................         48

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

HISTORY

    In November 1989, the Company was formed to purchase substantially all of the assets of LTV Steel Company Inc. ("LTV Steel") Bar Division (the "Acquisition"). Until the initial public offering (the "IPO") of 8,050,000 shares of its Common Stock, par value $.01 per share (the "Common Stock") in April 1995, the Company had been virtually wholly-owned by its employees through an employee common stock ownership plan ("ESOP"). The ESOP is a defined contribution plan, designed to be invested primarily in shares of Common Stock of the Company and intended to be qualified under Section 401(a) of the Internal Revenue Code which the Company maintains for the benefit of substantially all of its salaried and hourly employees. As of June 30, 1998 the ESOP held approximately 54% of the outstanding shares of Common Stock of the Company.

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

    The following table sets forth net tons shipped and price per net ton shipped for the Company and its principal product lines for the periods indicated:

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                           ---------------------------------
                                                                             1996        1997        1998
                                                                           ---------  ----------  ----------
Net tons shipped:
  Special Bar Quality (SBQ)
    Hot-rolled bar products..............................................    588,124     713,703     786,607
    Cold-finished bar products...........................................    248,228     243,926     259,281
  Specialty steel products...............................................     61,009      52,002      45,054
                                                                           ---------  ----------  ----------
      Total net tons shipped.............................................    897,361   1,009,631   1,090,942
                                                                           ---------  ----------  ----------
                                                                           ---------  ----------  ----------

Selling price per net ton shipped:
  Special Bar Quality (SBQ)
    Hot-rolled bar products..............................................  $     643  $      588  $      595
    Cold-finished bar products...........................................        906         861         856
  Specialty steel products...............................................      2,203       2,314       2,225
Average selling price per net ton shipped................................  $     832  $      746  $      736
Average manufacturing cost per net ton shipped...........................        768         685         653
Average gross profit per net ton shipped.................................         64          61          83

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

    COLD-FINISHED BARS. Cold-finishing is a value-added process which improves the physical properties of hot-rolled bars. Cold-finished bars are produced from hot-rolled bars by cold-drawing, turning, grinding, thermal treating or a combination of these processes. The manufacturing process allows for production of products with more precise size and straightness tolerances, as well as surface finish, that provides customers with a more efficient means of producing a number of end products by often eliminating the first processing step in the customer's process. The Company's cold-finished bar products include rounds, squares, hexagons, flats and wire, all of which can be further processed by turning, grinding or polishing, or a combination thereof. The Company's customers for cold-finished bar products include manufacturers of automotive parts, machinery, industrial equipment, steel service centers and distributors. The Company's cold-finished bars are used in the manufacture of end-use products such as automotive steering assemblies, electrical motor shafts, ball and roller bearings, valves and hand tools.

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

THE CAST-ROLL-TM- FACILITY

    The Company's CAST-ROLL-TM- facility is one of the most modern and sophisticated in the world. The CAST-ROLL-TM- facility links five proven technologies with a high level of computer control into one continuous process. The CAST-ROLL-TM- facility includes a ladle metallurgical facility, a vacuum tank degasser and a four strand continuous caster supplied with molten steel from the Company's electric furnaces. Cast steel from the caster moves directly to an inline reheat furnace and then to a rolling mill which produces SBQ billets for the Company's other rolling mills. The CAST-ROLL-TM- facility continues its steady movement toward optimum operation. During the fourth fiscal quarter of 1998 sixty-one percent (61%) of the Company's SBQ production was made by way of the CAST-ROLL-TM- route, representing ninety-eight percent (98%) of the facility's current rated capacity as compared to eighty-five percent (85%) in the year ago period. The CAST-ROLL-TM- facility will also provide indirect savings to the Company's cold-finished facilities by providing a superior quality semi-finished product that will improve the cold-finished process yields. Currently, the CAST-ROLL-TM- facility is operating at near rated capacity with 84% of the product anticipated to be produced through the CAST-ROLL-TM- facility having been qualified by its customers.

RAW MATERIALS

    SCRAP METAL. The Company's major raw material is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased by the Company in the open market through a number of scrap brokers and dealers or by direct purchase. The Company purchased approximately 30% of its scrap metal from General Motors during fiscal year 1998. The long-term demand for scrap metal and its importance to the domestic steel industry is expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity, with additions to or replacements of existing integrated steel manufacturing facilities that use iron ore, coke and limestone as their principal raw materials. The high quality of the Company's products requires the use of premium grades of scrap metal, the supply of which is more limited. Prices for scrap metal vary based on numerous factors including its quality, but the Company generally has not had difficulty purchasing adequate scrap metal of the required quality. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future. As demand for high quality scrap is increasing, so is the effort to develop commercially viable iron substitute products. The Company is monitoring the progress of these projects and will make a determination of the Company's involvement once the process has been proven. The average price of scrap for fiscal year 1998 increased by 4.2% as compared to the average price of scrap for fiscal year 1997. Scrap metal represented 25.0% of the Company's total cost of product sold in fiscal year 1998 as compared to 23.2% in fiscal year 1997. The majority of the Company's competitors also utilize scrap as their primary raw material, so the Company does not find itself at a competitive disadvantage insofar as scrap cost is concerned. However, certain of the Company's competitors utilize iron ore in their manufacturing process and, accordingly, utilize significantly lower amounts of scrap metal than the Company.

    The following table sets forth the average cost of scrap metal per ton and cost of scrap metal per ton as a percentage of the Company's total cost of product sold:

                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                            ------------------------------------------
                                                                              1995       1996       1997       1998
                                                                            ---------  ---------  ---------  ---------
Average cost of purchased scrap metal per net ton.........................  $     133  $     139  $     129  $     133
Average cost of total scrap metal per net ton.............................        123        129        121        126
Percentage of cost of product sold........................................       24.8%      24.0%      23.2%      25.0%

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

    ALLOYS AND FLUXES. The Company purchases various materials such as nickel, chrome, molybdenum, vanadium, manganese, silicon, aluminum, titanium, sulfur, lead, lime and fluorspar for use as alloying agents and fluxing (cleansing) materials. Since 1995, prices of many of these materials have fluctuated dramatically and the cost stated as a percent of cost of product sold has represented 9.5%, 10.3%, 8.4% and 9.1% for fiscal years 1995, 1996, 1997 and
1998, respectively.

    The following table sets forth the average cost of alloys and fluxes as a cost per ton of product shipped and as a percentage of total cost of product sold:

                                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                                ------------------------------------------------
                                                                                   1995        1996        1997         1998
                                                                                   -----     ---------     -----        -----
Alloys and Fluxes
  Average cost per ton of product shipped.....................................   $      64   $      79   $      57    $      60
  Percentage of cost of product sold..........................................         9.5%       10.3%        8.4%         9.1%

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

    The following table sets forth the percentage of the Company's direct net sales to various markets:

                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                          ------------------------------------------
                                                                            1995       1996       1997       1998
                                                                          ---------  ---------  ---------  ---------
Automotive Industry.....................................................       37.1%      40.2%      36.7%      30.2%
Machinery, Industrial Equipment and Tools Industry......................       18.8       19.0       16.9       17.0
Independent Forgers.....................................................       15.1       13.8       13.8       15.9
Service Centers.........................................................       14.0       14.0       16.5       23.8
Other...................................................................       15.0       13.0       16.1       13.1
                                                                          ---------  ---------  ---------  ---------
                                                                              100.0%     100.0%     100.0%     100.0%
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

    The Company's major customers include American Axle & Manufacturing, American Steel and Wire, Caterpillar, Crucible Materials, Ford Motor Company, General Motors, Jernberg Industries, Jorgensen Steel and Aluminum, MascoTech and TRW. In fiscal year 1998, sales to American Axle constituted approximately 10.1% of the Company's total net sales. Further, in fiscal year 1998, sales to the Company's ten largest customers constituted approximately 43.5% of the Company's total of net sales. Consequently, any disruption of sales to these customers could adversely affect the Company's results of operations and financial condition. In general, the Company does not have long-term contracts with its customers; however, it has long-standing relationships with its largest customers.

    While the Company has a nationwide customer base, approximately 70% of its shipments were to customers in the states of Indiana, Illinois, Michigan, New York, Ohio and Pennsylvania for fiscal year 1998.

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

    The Company competes with specialty producers and with a number of mini-mills, certain merchant bar quality producers, and SBQ producers. Major competitors of the Company in the specialty steels market include Carpenter Technology; the Atlas Specialty Steels division of Rio Algoma Ltd.; Latrobe Steel Company, a subsidiary of The Timken Company ("Timken"); and Slater Industries. Major competitors of the Company in the hot-rolled bar market include CSC Ltd.; Inland Steel Industries, Inc.; North Star Steel Company; Quanex Corporation (Mac Steel); Timken; and USS-Kobe Steel, a joint venture of USX Corporation and Kobe Steel. Major competitors of the Company in the cold-finished bar market include Bar Technologies, Inc. ("Bartech") formerly ("Bliss & Laughlin Industries, Inc."); Corey Steel, Inc.; Niagara Corporation; and Nucor Cold Finished.

    Recent entrants into the SBQ market compete directly with the Company in a major portion of its products. These include Bartech which now operates the assets of the former Bar, Rod and Wire Division of Bethlehem Steel Corporation and Bliss & Laughlin Industries, Inc. and Qualitech Steel Corporation which is completing construction of a $500 million greenfield steelmaking facility. Birmingham Steel Corporation is operating a new continuous steelmaking facility which commenced production in late 1997. This competition keeps significant downward pressure on the price level of many of the Company's products. There can be no assurance that the Company will meet this competition successfully. (See also discussion of the recently commenced tender offer for the Company's outstanding common stock, involving BarTech, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "General").

    Foreign competition is a significant factor in the Engineered Steels industry. Imports are substantially affected by fluctuations in the value of the U.S. dollar versus certain foreign currencies. Recently the U.S. dollar has strengthened significantly against the Japanese Yen and European currencies resulting in further price and sales volume pressure for the Company's products. The Company is particularly vulnerable to these currency fluctuations since its higher priced, higher value-added products used in the manufacture of end products, such as automobile transmissions, are more susceptible to being replaced by imported products than other end products.

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

    In June 1997 the U.S. Department of Commerce (DOC) commenced an investigation to determine whether certain lead billets imported into the United States circumvented anti-dumping and countervailing duty orders issued by the DOC in 1993 against imports of hot-rolled lead bars from Germany and the United Kingdom. As a result of its investigation, DOC issued its Preliminary Determination dated April 23, 1998, finding there was no circumvention of such 1993 orders. It is anticipated the DOC will issue its Final Determination in this matter during the month of September 1998. The Final Determination, if it reverses or modifies the Preliminary Determination, could impact the supply, or increase the price, of lead billets purchased by the Company to supplement its own production of lead billets and thus adversely affect the Company's sales of higher value-added cold-finished lead bars.

PATENTS AND TRADEMARKS

    The Company has the patents, trademarks and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to its business.

BACKLOG

    The Company's backlog of orders as of June 30, 1998 was approximately $243 million compared to approximately $248 million as of June 30, 1997. Orders are generally filled within 6 to 26 weeks of the order depending on the product, customer needs and other production requirements. Customer orders are generally subject to cancellation without penalty prior to shipment and actual shipments depend on the changing production schedules of customers. Accordingly, the Company does not believe that the amount of its backlog orders is a reliable indication of future sales.

EMPLOYEES

    As of June 30, 1998 the Company had 3,868 employees, of which 3,113 were represented by the United Steelworkers of America AFL/CIO (the "USWA"). The balance consisted of 706 salaried employees and 49 employees represented by two other unions.

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

ENVIRONMENTAL COMPLIANCE

    The domestic steel industry, including the Company, is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company does not anticipate the need to make material expenditures for environmental control measures during the next twenty-four months. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company currently believes that these costs are most likely to be in the range of $8.9 million to $22.3 million over the lives of the Company's facilities. The reserve to cover potential environmental liabilities, including the matters discussed below, was approximately $14.4 million and $17.8 million as of June 30, 1998 and 1997, respectively. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, no assurance can be given that future regulatory action regarding historical disposal practices at certain of the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that may have a material adverse effect on the Company's future financial performance.

    The U.S. Environmental Protection Agency ("EPA") has identified a number of solid waste management units ("SWMUs") at the Canton (Eighth Street) Plant and the Chicago Plant. Since the Acquisition, state environmental authorities have conducted periodic inspections at these plants and found no significant violations. The Company could incur significant investigation and remediation costs in the future in connection with the SWMUs. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to investigate and remediate the SWMUs, although these matters are currently being discussed with respect to the SWMUs at the Canton (Eighth Street) plant in connection with a proposed Administrative Order on Consent (the "Proposed Consent Order") issued by U.S. EPA on June 5, 1998 under
Section 3008(h) of the Resource Conservation and Recovery Act.

    The Company is subject to a 1988 Consent Agreement and Final Order (the "Final Order") with the EPA. Under the terms of the Final Order, the Company is required to implement an approved closure plan for the electric arc furnace dust waste pile (the "Waste Pile") at the Canton Plant (the "Closure Plan"), if so requested by the EPA. The EPA has not made any such request under the Final Order; however, closure of the Waste Pile is being discussed in connection with the Proposed Consent Order and may require the Company to incur significant costs. The Company is currently unable to predict precisely the amount or timing of such costs; however, it is possible that the Company could begin over the next twenty-four months to implement the Closure Plan depending upon the outcome of discussions with the Ohio Environmental Protection Agency ("Ohio EPA") and EPA in connection with the Proposed Consent Order.

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

    The Company owns a seven-acre parcel of land in Canton, Ohio, commonly referred to as "Berger Triangle," which appears on the EPA's Comprehensive Environmental Response, Compensation and Liability Information System list. The EPA conducted site investigations at Berger Triangle in 1990 and 1995. The Berger Triangle is one of the SWMUs being discussed in connection with the Proposed Consent Order. The Company could incur significant investigation and remediation costs as a result of such discussions. However, the Company is currently unable to predict precisely the amount or timing of any costs it may be required to incur to investigate and remediate Berger Triangle.

    The Company is currently operating the CAST-ROLL-TM- facility under permits issued by the Ohio EPA on December 22, 1993 and June 17, 1998. Operating environmental permits for the CAST-ROLL-TM- facility are expected to be issued in due course under applicable regulatory procedures after collection and review of necessary environmental performance information.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the name, age and position with the Company of each person who is an executive officer of the Company, as of September 3, 1998:

          NAME                AGE                                         POSITION
------------------------      ---      -------------------------------------------------------------------------------
Russell W. Maier                  61   Chairman of the Board, President and Chief Executive Officer

Harold V. Kelly                   67   Executive Vice President and General Counsel

James B. Riley                    46   Executive Vice President and Chief Financial Officer and Director

Joseph F. Lapinsky                48   Corporate Vice President and President of the Hot Rolled Bar Division

Stephen S. Higley                 55   Corporate Vice President and President of the Cold Finished Bar Division

John C. Vaught                    52   Corporate Vice President and President of the Stainless and Specialty Steels
                                         Division

Charles T. Cochran                44   Vice President-Sales and Marketing of the Cold Finished Bar Division

Edward J. Blot                    55   Vice President-Sales and Marketing of the Stainless and Specialty Steels
                                         Division

James T. Thielens, Jr.            40   Vice President-Sales and Marketing of the Hot Rolled Bar Division

James D. Donohoe                  55   Secretary and Associate General Counsel

John B. George                    51   Corporate Treasurer

John W. Sears                     53   Corporate Controller

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

    STEPHEN S. HIGLEY has been a corporate Vice President and President of the Company's Cold Finished Bar Division since January 1997. Prior to that time he was Vice President and President of the Company's Specialty Steels Division from January 1995 to January 1997 and he was Vice President -- Commercial of the Company from November 1989 to January 1995. Mr. Higley has been active in the steel industry since 1966.

    JOHN C. VAUGHT has been a corporate Vice President and President of the Company's Stainless and Specialty Steels Divison since January 1997. He served as a special assistant to the President of the Company's Bar Products Division from February 1995 to July 1995 and to the Chief Executive Officer from July 1995 to January 1997. Prior to that time he was Vice President of the Company's Special Metals Division from February 1991 to February 1995 and Vice President for Purchasing, Transportation and Support Services from November 1989 to February 1991. Mr. Vaught has been active in the steel industry since 1969.

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

ITEM 2.  PROPERTIES

    As of June 30, 1998, the Company had ten operating facilities located in six states. The aggregate floor area of these facilities was approximately 8.0 million square feet. The Company also owns trackage and railroad rolling stock for materials movement, power generation facilities and numerous items of heavy industrial equipment.

    The following table sets forth for each of the Company's ten operating facilities the location, size, use of the facility and shipping capacity as of, and capacity utilization for, the fiscal year ended June 30, 1998:

                                           APPROXIMATE                                        SHIPPING         CAPACITY
                                             SIZE IN                                          CAPACITY*       UTILIZATION
                                          THOUSANDS OF                                        (TONS IN       BASED ON TONS
               LOCATION                    SQUARE FEET            USE OF FACILITY            THOUSANDS)         SHIPPED
---------------------------------------  ---------------  --------------------------------  -------------  -----------------
Canton, Ohio (Eighth Street)...........         3,175     Primary Melting and Rolling              1040              83%
Canton, Ohio (Harrison Avenue).........           308     Remelt/Forge/Specialty                     20              92%
Massillon, Ohio (Oberlin Road).........           589     Rolling Mill                              480              86%
Massillon, Ohio (Rose Avenue)..........           553     Cold-Finished Plant                       120              79%
Chicago, Illinois......................         2,019     Rolling Mill                              324              75%
Gary, Indiana (Dunes Highway)..........           266     Cold-Finished Plant                        84              74%
Gary, Indiana (Seventh Avenue).........           197     Cold-Finished Plant                        55              89%
Beaver Falls, Pennsylvania.............           176     Cold-Finished Plant                        54              75%
Willimantic, Connecticut...............            89     Cold-Finished Plant                        24              74%
Baltimore, Maryland....................           642     Forge/Rolling Mill/Specialty               40              58%
                                                -----
    Total..............................         8,014
                                                -----
                                                -----

------------------------

* Stated tons represent the shipping capacity of the individual facility only and do not when aggregated together represent the shipping capacity of the Company as a whole.

    In addition to the foregoing facilities, the Company leases a 35,000 square foot facility in Massillon, Ohio, which is used as a centralized machine shop.

    Raw steel is produced only at the Company's Canton facility and is usually processed at several plants before it is considered a finished product. The maximum annual melt capacity of the Company is approximately 1.45 million tons. The maximum annual melt capacity of SBQ steel is 1.31 million tons and during fiscal year 1998 the Company utilized approximately 95% of its practical SBQ melt capacity. The maximum annual melt capacity of specialty steels is 0.14 million tons and the Company utilized approximately 36% of its practical specialty melt capacity.

    The Company owns all of the above listed facilities with the exception of the aforementioned machine shop. Although most of the Company's facilities are at least 25 years old, the Company generally believes that its facilities are in good operating condition and continues to spend significant amounts on their repair and maintenance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company began trading on the Nasdaq National Market on April 28, 1995. Prior to that time, virtually all of the issued and outstanding Common Stock of the Company was held by the ESOP. Approximately 54% of the outstanding shares of Common Stock of the Company are currently held by the ESOP. For a detailed discussion of the Company's ESOP see "Item 11. Executive Compensation."

    As of September 3, 1998, there were 374 holders of record of the Company's stock and more than 4,300 beneficial shareholders. On September 3, 1998, the last reported sales price of the Company's Common Stock was $7.16 per share.

    The Company has not paid any dividends on its Common Stock in the last four years and is restricted in the payment of cash dividends on the common stock by covenants contained in certain of the Company's financing arrangements. It is not anticipated that the Company will pay dividends on its Common Stock in the near future.

    The high and low sales prices for the Common Stock of the Company from the date of the IPO (April 28, 1995) through fiscal year 1998 were as follows:

QUARTER ENDED                                                              HIGH        LOW
-----------------------------------------------------------------------  ---------  ---------
June 30, 1995..........................................................  $   8.500  $   6.250
September 30, 1995.....................................................      8.375      6.625
December 31, 1995......................................................      7.500      4.250
March 31, 1996.........................................................      6.000      4.250
June 30, 1996..........................................................      4.625      3.250
September 30, 1996.....................................................      4.875      2.500
December 31, 1996......................................................      4.625      1.375
March 31, 1997.........................................................      2.750      1.375
June 30, 1997..........................................................      1.750      1.250
September 30, 1997.....................................................      2.375      1.250
December 31, 1997......................................................      2.250      1.375
March 31, 1998.........................................................      4.625      1.875
June 30, 1998..........................................................      6.250      2.625

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER TON AMOUNTS)

    The following table sets forth the selected consolidated financial data of the Company for each of the five fiscal years ended June 30, 1994, 1995, 1996, 1997 and 1998, respectively. The selected consolidated financial data for these periods are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the company's consolidated financial statements and notes thereto appearing elsewhere in this Report.

                                                        1994(1)       1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
Net sales............................................  $  744,774  $  805,098  $  746,174  $  753,535  $  802,632
Cost of product sold.................................     665,779     705,156     688,445     691,318     712,666
                                                       ----------  ----------  ----------  ----------  ----------
Gross profit.........................................      78,995      99,942      57,729      62,217      89,966
Selling, general and administrative expenses.........      46,543      45,606      46,200      43,882      44,988
Special charges......................................          --          --       3,890       2,105      (1,270)
Non-cash deferred compensation charges...............         330       2,070          --          --          --
Other postretirement benefits charges (credits)......      10,683      14,610      13,821      16,940       5,382
Non-cash ESOP charges(2).............................      31,101      33,180      32,522      30,642      16,919
Interest expense, net(3).............................      18,478      12,499      17,424      26,308      25,643
Other charges (credits), net.........................        (538)       (811)       (562)       (772)       (419)
Income tax benefit...................................      (2,823)     (2,405)    (22,136)    (22,569)       (373)
Extraordinary gain (net of tax)......................       1,391          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................     (23,388)     (4,807)    (33,430)    (34,319)       (904)
Preferred stock dividends paid.......................       5,733       6,042          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss attributable to Common Stock................  $  (29,121) $  (10,849) $  (33,430) $  (34,319) $     (904)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

EARNINGS PER SHARE--BASIC:
Loss before extraordinary item(4)....................  $    (2.35) $    (0.78) $    (1.70) $    (1.74) $    (0.05)
extraordinary item...................................        0.11          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................  $    (2.24) $    (0.78) $    (1.70) $    (1.74) $    (0.05)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Weighted average shares outstanding..................      12,990      13,995      19,707      19,707      19,707

EARNINGS PER SHARE--DILUTED:
Loss before extraordinary item(4)....................  $    (2.35) $    (0.77) $    (1.69) $    (1.74) $    (0.05)
Exraordinary item....................................        0.11          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................  $    (2.24) $    (0.77) $    (1.69) $    (1.74) $    (0.05)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Weighted average shares outstanding..................      12,990      14,056      19,756      19,707      19,707

                                                        JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments....  $   62,192  $    4,609  $    2,074  $    6,412  $   22,675
Working Capital......................................     201,016     142,264     137,737     136,740     159,137
Property, plant and equipment, net...................     169,797     309,621     331,079     313,235     302,624
Total assets.........................................     501,240     610,791     639,410     632,934     636,995
Total debt...........................................     200,000     243,272     280,956     273,939     273,922
Preferred stock......................................      40,684           2           2           2           2
Total stockholders' equity (deficit).................      58,390      88,134      88,973      85,254     101,471

OTHER DATA:
Adjusted EBITDA(5)...................................      50,331      73,068      33,962      46,489      72,689
Net cash provided (used) by operating activities.....      30,627      57,818       6,312      20,389      31,991
Net cash provided by (used in) investing
  activities.........................................     (40,577)   (154,540)    (45,141)     (9,699)    (16,327)
Net cash provided by (used in) financing
  activities.........................................      25,011      39,139      36,294      (6,352)        598
Maintenance and repairs expense......................      73,359      75,242      72,304      70,975      73,047
Depreciation and amortization........................      17,525      18,841      24,020      29,560      29,155

------------------------

(1) Includes approximately $2,000 in wages and net periodic postretirement benefits for June 1993 related to the Company's new collective bargaining agreement ratified in October 1993, and a comparable compensation program for salaried employees. This amount was accrued in the six months ended December 31, 1993.

(2) Non-cash ESOP charges represent contributions made by the Company to the ESOP, which are immediately returned to the Company as repayment of notes in respect of the loans owed by the ESOP to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Net of capitalized interest of $578, $8,616, $8,491, $0 and $0 for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively.

(4) If the non-cash ESOP charges, non-cash deferred compensation charges, extraordinary items and special charges were excluded and a 40% effective state and federal tax rate was applied to earnings as adjusted, earnings
    (loss) per share as adjusted (unaudited) would have been $(0.26), $0.77, $(0.58), $(0.74) and $0.44 for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively.

(5) Management believes that Adjusted EBITDA provides meaningful information for determining compliance with the Company's debt covenants, including interest coverage. Adjusted EBITDA represents net income (loss) before extraordinary items, special charges, net interest expense, income taxes, depreciation and amortization, adjusted to exclude non-cash postretirement benefit charges (credits), non-cash ESOP charges and non-cash deferred compensation charges. Adjusted EBITDA does not represent operating income or cash flow from operations as determined in accordance with generally accepted accounting principles and does not necessarily indicate that the Company's cash flow from operations will be adequate to satisfy its cash needs. Adjusted EBITDA should also not be considered as an alternative to net income as an indicator of operating performance or to cash flow from operations as a measure of liquidity.

                            SELECTED OPERATING DATA
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER TON AMOUNTS)

    The following table sets forth the selected operating data of the Company for each of the five fiscal years ended June 30, 1994, 1995, 1996, 1997 and 1998, respectively. The selected operating data is derived from the Company's internal management reports.

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                          -----------------------------------------------------
                                                            1994       1995       1996       1997       1998
                                                          ---------  ---------  ---------  ---------  ---------
SELECTED OPERATING DATA:
Net tons shipped........................................    1,056.6    1,041.6      897.4    1,009.6    1,090.9
Average selling price per net ton shipped...............  $     705  $     773  $     832  $     746  $     736
Average manufacturing cost per net ton shipped..........        630        677        768        685        653
Average gross margin per net ton shipped................         75         96         64         61         83

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The steel industry is highly cyclical in nature and is affected by imports, world-wide production over-capacity, intense domestic and international competition, as well as general economic conditions. The Company believes that a majority of its total net sales in fiscal year 1998 were derived from products sold directly and indirectly to the automotive industry, which also has been highly cyclical and directly affected by, among other things, the level of consumer confidence and general economic conditions. Commencing in fiscal year 1993, the steel industry experienced an increase in demand which enabled the Company and other domestic steel producers to obtain price increases for many of their major product lines. The Company announced numerous price increases in 1994 and 1995, excluding raw material surcharges, with the preponderance of the impact commencing in January 1995. Erosion of these price increases began in the fourth quarter of fiscal year 1996 and with the expected entry of new competitors in the SBQ market there can be no assurance that further erosion will not occur. Modest increases were achieved in the third and fourth quarter of fiscal year 1998.

    Scrap metal is the principal raw material used in the Company's products. The average price of scrap for fiscal year 1998 increased by 4.2% as compared to the average price of scrap for fiscal year 1997, and, as a result, scrap metal represented 25.0% of the Company's total cost of product sold in fiscal year 1998 as compared to 23.2% for fiscal year 1997. Scrap metal prices are affected by cyclical, seasonal and other market factors. These fluctuations in scrap metal prices affect the Company's revenues, costs and earnings. While the Company believes that it has been generally successful in passing on scrap metal price increases to its customers through a surcharge and price increases in the spot market, significant increases in the price of scrap metal coupled with significant decreases in demand for bar steel products could adversely affect the Company's financial results. See "Item 1. Business -- Raw Materials."

    Average manufacturing cost per ton of steel shipped decreased by $32 per ton or 4.6% from $685 per ton in fiscal year 1997 to $653 per ton in fiscal year 1998. The change reflects an increase in the cost of raw materials from $216 per ton of product shipped in fiscal year 1997 to $223 per ton in fiscal year 1998 which was offset by improved operating costs associated primarily with increased CAST-ROLL-TM- utilization rates and higher volumes.

    ESOP charges are non-cash expenses that represent the principal repayment of the ESOP Loans (as hereinafter defined). On a quarterly basis, the Company made a contribution to the ESOP to reflect certain percentages of cash compensation received by the ESOP participants in the quarter. The ESOP Trustee in turn utilizes the entire contribution to pay principal and interest on the Acquisition loans to the Company incurred to purchase the original twelve million shares of the Company's Common Stock (the

"ESOP Loans"). The percentage of cash compensation utilized for calendar year 1996 was 18% and continued at that rate until the ESOP Loans were repaid in the third quarter of fiscal year 1998. Contributions to the ESOP are tax deductible, thereby significantly reducing the Company's tax payments. Over the last five fiscal years, the tax deductions relating to the ESOP were $144.4 million in total and will result in cash savings of approximately $57.8 million (assuming a 40% state and federal tax rate), when fully realized.

    The Company's business is subject to some degree of seasonality. In particular, many of the Company's customers shutdown operations for certain periods for the maintenance of their facilities and holidays during the Company's first two fiscal quarters of each year. In fiscal year 1998, the Company's net sales for its first fiscal quarter and second fiscal quarter constituted approximately 23.2% and 24.2%, respectively, of the Company's total net sales for the fiscal year.

    On July 23, 1998, the Company, RES Holding Company, a Delaware corporation ("Parent") and RES Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Parent ("Purchaser"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which (i) Purchaser agreed to commence a tender offer (the "Offer") for all outstanding shares of Common Stock, at a price of $7.25 per Share, net to seller in cash, (ii) all Shares not purchased pursuant to the Offer will be converted into the right to receive in cash $7.25 per Share or such higher price as may be offered pursuant to the Offer, without interest, and (iii) Purchaser will be merged with and into the Company (the "Merger") following consummation of the Offer. As a result of the Offer and the Merger, the Company will become a wholly owned subsidiary of Parent. BarTech is also affiliated with Parent. Following the Merger, the business operations of BarTech and the Company are expected to be combined.

    Pursuant to the Merger Agreement, Purchaser commenced the Offer on July 30, 1998. The Offer, which was scheduled to expire on August 26, 1998, has been extended to September 4, 1998. The Offer is subject to a number of conditions as described in the Solicitation/Recommendation Statement on Schedule 14D-9 which was filed with the Securities and Exchange Commission on July 30, 1998. No assurances can be given that these conditions will be satisfied or that the Offer will be consummated.

    In 1989, the Company adopted an Executive Incentive Compensation Plan (the "Executive Plan") to provide long term incentives and rewards to the executives and other senior managers of the Company in order to attract, motivate and retain qualified and capable executives. The Executive Plan provided stock appreciation rights to all unit holders based upon a predetermined "floor value" of the Company's common stock. In connection with the IPO, participants in the Executive Plan surrendered their units in the Executive Plan for stock options pursuant to the 1995 Stock Option Plan. Stock options, totaling 1,764,000 shares have been granted under the 1995 Stock Option Plan (the "Option Shares") which are exercisable after May 5, 1998 and expire on November 28, 2001. Compensation expense relating to these plans totaled $2,070 for the fiscal year ended June 30, 1995. There was no expense relating to these plans for fiscal years 1998, 1997, or 1996. Pursuant to the Merger Agreement, the holder of each Option Share will receive $0.58 per share in cash for each Option Share that has an exercise price of $6.67 per share.

    Since the options outstanding as of June 30, 1998 were granted prior to the effective date of SFAS No. 123 and no additional options have been granted thereafter, pro forma net income and pro forma net income per share data are not considered necessary.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated:

                                                                                      FISCAL YEAR ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1996       1997       1998
                                                                                    ---------  ---------  ---------
Net sales.........................................................................      100.0%     100.0%     100.0%
Cost of product sold..............................................................       92.3       91.7       88.8
                                                                                    ---------  ---------  ---------
Gross profit......................................................................        7.7        8.3       11.2
Selling, general and administrative expenses......................................        6.2        5.9        5.6
Special charges...................................................................        0.5        0.3        (.2)
Other postretirement benefits charges.............................................        1.9        2.2        0.7
Non-cash ESOP charges.............................................................        4.3        4.1        2.1
Interest expense, net.............................................................        2.3        3.5        3.2
Other charges (credits), net......................................................       (0.1)      (0.1)      (0.1)
                                                                                    ---------  ---------  ---------
Loss before income taxes, extraordinary gain and cumulative effect of change in
  accounting principles...........................................................       (7.4)      (7.6)      (0.1)
Income tax benefit................................................................        2.9        3.0         --
Net loss..........................................................................       (4.5)%      (4.6)%      (0.1)%
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1997

    Net sales for fiscal year 1998 totaled $802.6 million on shipments of 1,090,942 net tons compared to $753.5 million on shipments of 1,009,631 tons during fiscal year 1997. The increased revenues reflect the 8.1% increase in shipping volume, a decrease in realized selling prices per ton and an increased percentage of hot-rolled products coupled with a corresponding decreased percentage of higher priced value-added specialty products. The average selling price, decreased by 1.4% for all products to $736 per ton for fiscal year 1998 compared to $746 per ton during 1997.

    Cost of products sold totaled $712.7 million or $653 per ton shipped for fiscal year 1998 versus $691.3 million or $685 per ton shipped for the previous year. The decrease was due to four major factors: 1) the CAST-ROLL-TM- facility operated at 93.5% of its current rated capacity for the fiscal year 1998 compared to 74.0% for the previous year; 2) operating cost efficiencies associated with the higher production and shipment levels, offset somewhat by moderate increases in the overall cost of raw materials; 3) a pretax gain of approximately $3.0 million which reflects an independent reassessment of probable environmental liabilities for certain historical waste disposal sites versus $2.0 million pretax gain for the year earlier period; 4) a one time $4.4 million pretax gain due to an adjustment in connection with the past supply of raw materials. The Company recorded pretax LIFO credits of approximately $6.5 million for both the 1998 and 1997 fiscal years, which credit is associated with the displacement of ingot produced products with lower cost cast products.

    Selling, general and administrative expenses increased from $43.9 million to $45.0 million for years 1997 and 1998, respectively. The net increase is due primarily to an 18% reduction in salary expense related to the restructuring of the salaried workforce which was announced in January, 1997, offset by professional fees related to a possible joint venture and asset sale activities and the tender offer to acquire all the outstanding common stock of the Company.

    In fiscal year 1997, the Company recorded a charge for the reduction of the salaried workforce and for the impairment of assets which will be idled during the next fiscal year. In fiscal 1998, the Company revised its estimate of the cost associated with the severance expense. The net of these adjustments total a credit of $1.3 million.

    The charge for other post-retirement benefits totaled $5.4 million for fiscal year 1998 compared to $16.9 million for fiscal year 1997. The net charge was due to: 1) the discount rate was decreased from 8% to 7%; 2) the ultimate medical trend rate was lowered from 5.5% to 4.5%; 3) the per capita costs for the managed care and traditional plans did not increase as anticipated; and 4) increased enrollment of retirees in Risk Sharing managed care plans.

    Non-cash ESOP charges totaled $16.9 million and $30.6 million for fiscal years 1998 and 1997, respectively. The decrease reflects the final ESOP Loan payment during the third quarter of fiscal year 1998.

    Net interest expense totaled $25.6 million for fiscal year 1998 compared to $26.3 million for fiscal year 1997. The decrease is the result of lower outstanding borowings under the Revolving Credit Facility throughout the year.

FISCAL YEAR ENDED JUNE 30, 1997, COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1996

    Net sales for fiscal year 1997 totaled $753.5 million on shipments of 1,009,631 net tons compared to fiscal year 1996 sales of $746.2 million on shipments of 897,361 net tons. This increase in net sales reflected a stronger demand in the automotive sector. The average selling price decreased by 10.3% to $746 per net ton shipped during fiscal year 1997 compared to $832 per ton during fiscal year 1996. The overall fiscal year 1997 price reflected decreases in hot rolled, cold-finished and specialty products and a decreased percentage of shipments of the higher priced value-added specialty products.

    Cost of products sold decreased from 92.3% of sales to 91.7% of sales in fiscal year 1997 versus fiscal year 1996. On a per ton basis, manufacturing costs decreased 10.8% to $685 per ton in fiscal year 1997 versus $768 per ton for the prior fiscal year. The decrease is due to overall increased utilization rates; increased CAST-ROLL-TM- throughput from 33.3% of capacity in fiscal year 1996 to 74.0% of capacity in fiscal year 1997; decreased raw material prices for scrap, nickel and molybdenum; and lower average manufacturing costs associated with the increased percentage of semi-finished shipments.

    Selling, general and administrative expenses totaled approximately $43.9 million or 5.9% of sales for fiscal yar 1997 versus approximately $46.2 million or 6.2% of sales in fiscal year 1996. The decrease is primarily the result of the reduction of the salaried workforce in connection with the restructuring which was announced on January 29, 1997.

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

    Non-cash ESOP charges totaled $30.6 million during fiscal year 1997 compared to $32.5 million for the prior fiscal year. The decrease was effected despite the 12.5% increase in shipment level and reflects lower total wages resulting from improved manpower utilization. This improvement is attributed to the increased throughput of the CAST-ROLL-TM- facility, the idling of the man-hour intensive 8" bar mill and other initiatives which resulted in labor productivity improvement.

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

YEAR 2000

    The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex information technology (IT)computer systems to non ITdevices such as an individual machine's programmable logic controller.

    To address this issue, the Company developed a multi-phase corporate plan including the formation of a team consisting of internal resources and third-party experts. The phases of the plan include: inventorying affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have critical IT systems tested and installed, as well as manufacturing control systems Year 2000 compliant by mid-calendar year 1999.

    The Company relies on third-party suppliers for many products and services and the Company will be adversely impacted if these suppliers do not make the necessary changes to their own systems and products successfully and in a timely manner. The Company is working with the Automotive Industry Action Group, which represents several of its largest automotive customers, to ascertain the state of Year 2000 readiness and/or compliance of the Company's suppliers by requesting each supplier to complete a comprehensive Supplier Assessment Questionnaire. The Company has implemented a structured plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact; however, it is not possible to guarantee their compliance.

    The total cost of the program is estimated to be $18 million, of which approximately $11 million has been spent through June 30, 1998. All of the costs associated with the Company's Year 2000 efforts have come from, or are expected to come from, cash flow from operations.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business or medical records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company has contingency plans for some critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity consist of cash on hand, cash flow from operations and available borrowings under its revolving credit facility with BankBoston, N.A. Net cash provided from operating activities was $30.6 million, $57.8 million, $6.3 million, $20.4 million and $32.0 million in fiscal years 1994, 1995, 1996, 1997 and 1998, respectively.

    The Company's revolving credit facility, which had permitted borrowings up to $90 million and was due to expire in December 1997, was amended on April 25, 1997 to expire on April 25, 2000 and permit borrowings up to $115 million (the "Revolving Credit Agreement"), secured by the Company's receivables, inventories, subsidiaries stock, short term investments and certain intangible assets. As of June 30, 1998, there were no borrowings outstanding.

    The Revolving Credit Agreement provides up to $20 million for letters of credit, none of which were outstanding as of June 30, 1998. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to the higher of the base rate of BankBoston and 1/2 percent above the Federal Funds effective rate plus 1/4 percent; or LIBOR plus 2 1/4 percent, at the Company's option. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

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

    Maintenance and repair expenses for facilities and equipment were $73.4 million, $75.2 million, $72.3 million, $71.0 million and $73.0 million for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. Capital expenditures were $41.6 million, $154.5 million, $45.1 million, $9.7 million and $16.3 million for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively.

    On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL-TM- facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL-TM- facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of June 30, 1998 the Company had available $0.7 million from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

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

    The Company, as currently operated, believes that its cash on hand, cash flow provided from operations and borrowings available under its current financing arrangements will be sufficient to meet its liquidity needs during the next eighteen months, including working capital requirements, capital expenditures and debt service. Although the Company believes that based upon its historical performance, it should be able to satisfy its obligations with a combination of cash flow from operations and appropriate refinancings, no assurance to this effect can be given. See also discussions of the Offer under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "General".

    With its inception, the Company established a reserve of $27.1 million for estimated environmental liabilities assumed as part of the Acquisition, which has been reduced to $14.4 million as of June 30, 1998 due to lower than anticipated spending and revised estimates of certain items covered by the reserve. The Company believes it has sufficient resources to meet its environmental liabilities; however, no assurance can be given that future regulatory action regarding historical disposal practices at certain of the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that could have a material adverse effect on the future financial performance of the Company. See "Item 1. Business -- Environmental Compliance."

    As of June 30, 1998, the Company had a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $278 million and an alternative minimum tax carryforward of $145 million, subject to adjustment by the Internal Revenue Service. If the Company were to undergo an "ownership change" within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), the use by the Company of its NOL carryforwards would be subject to an annual limitation equal to the product of (i) the fair market value of the equity of the Company immediately before the ownership change (subject to certain adjustments, including a reduction for certain capital contributions made within two years before such ownership change); and
(ii) the federal long-term tax exempt rate in effect on the date of the ownership change. Such limitation would be increased by certain built-in gains, if any, that are recognized by the Company within five years after the ownership change. In general, an ownership change would occur when there has been a more than 50 percentage point increase in the amount of the Company's stock owned by its "5% shareholders" (as defined in the Code) over the lowest percentage owned by those 5% shareholders at any time during a three-year testing period. The consummation of the IPO by itself did not result in an ownership change. As of June 30, 1998, the ESOP held approximately 54% of the Common Stock of the Company. In regards to ownership change as it relates to ESOP participants, the Company requested and in October 1996 received a favorable ruling from the Internal Revenue Service which provides that distributions of Company stock from the ESOP to ESOP participants will not constitute an ownership shift for purposes of Section 382 of the Code.

    If the Offer is consummated, an "ownership change" within the meaning of
Section 382 of the Code will occur thus limiting the Company's NOL carryforwards as discussed above.

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

IMPACTS OF ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued SFAS 130: "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997; SFAS 131: "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997; SFAS 132: "Employers' Disclosures about Pensions and Other Post Retirement Benefits" effective for fiscal years beginning after December 15, 1997; and SFAS 133:
"Accounting for Derivitive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of these standards will have a material effect on its financial statements.

RISK MANAGEMENT

    The Company is exposed to market risk from changes in interest rates for its Revolving Credit Agreement only with other debt instruments being fixed-rate. The Company is not exposed to foreign exchange rates or market indexed raw material price fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
INDEX TO FINANCIAL STATEMENTS

Independent Auditors Report................................................................................          24

Consolidated Balance Sheets
    June 30, 1998 and 1997.................................................................................          25

Consolidated Statements of Income (Loss)
    Years ended June 30, 1998, 1997 and 1996...............................................................          26

Consolidated Statements of Shareholders' Equity
    Years ended June 30, 1998, 1997 and 1996...............................................................          27

Consolidated Statements of Cash Flows
    Years ended June 30, 1998, 1997 and 1996...............................................................          28

Notes to Consolidated Financial Statements
    June 30, 1998, 1997 and 1996...........................................................................          29

INDEX TO FINANCIAL STATEMENT SCHEDULES

    Accountant's Report on Schedules and Consent...........................................................          60

II.  Valuation of Qualifying Accounts......................................................................          62

V.  Supplementary Income Statement Information.............................................................          63

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Republic Engineered Steels, Inc.:

    We have audited the accompanying consolidated balance sheets of Republic Engineered Steels, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Engineered Steels, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
--------------------------------------------
KPMG Peat Marwick LLP
Pittsburgh, PA
July 31, 1998

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             1998         1997
                                                                                          -----------  -----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $    22,675        6,412
  Receivables, less allowance for doubtful accounts of $1,575 in 1998 and $1,624 in 1997
    (note 5)............................................................................       72,633       75,596
  Inventories (notes 2 and 5)...........................................................      155,800      151,708
  Prepaid expenses......................................................................        2,844        2,012
  Deferred income taxes (note 9)........................................................        7,902        8,791
  Other current assets..................................................................          404          621
                                                                                          -----------  -----------
        Total current assets............................................................      262,258      245,140
Property, plant and equipment, net (notes 3 and 5)......................................      302,624      313,235
Intangibles and other assets, net (notes 4 and 5).......................................       24,471       27,711
Restricted cash (note 5)................................................................          715        1,183
Deferred income taxes (note 9)..........................................................       46,927       45,665
                                                                                          -----------  -----------
                                                                                          $   636,995      632,934
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $    59,573       60,280
  Accrued compensation and benefits.....................................................       29,892       29,128
  Accrued liabilities...................................................................       13,656       18,791
  Accrued ESOP contribution.............................................................           --          201
                                                                                          -----------  -----------
        Total current liabilities.......................................................      103,121      108,400
Long-term debt (note 5).................................................................      273,922      273,939
Other postretirement benefits (note 8)..................................................      131,256      128,073
Defined benefit pension obligations (note 7)............................................       12,178       16,885
Environmental costs (note 16)...........................................................       13,746       16,862
Other liabilities.......................................................................        1,301        3,521
                                                                                          -----------  -----------
        Total liabilities...............................................................      535,524      547,680
                                                                                          -----------  -----------
Shareholders' equity:
  Special preferred stock, $.01 par value; one share authorized, one share issued,
    liquidation value of $1,500 (note 10)...............................................            2            2
  Common stock, $.01 par value; authorized 27,000,000 shares; issued 19,707,923 shares;
    outstanding 19,706,578 (note 11)....................................................          197          197
  Additional paid in capital............................................................      275,270      275,270
  Accumulated deficit...................................................................     (173,990)    (173,086)
  101,479...............................................................................      102,383
  Less receivable from Employee Stock Ownership Trust...................................           --       17,121
  Less treasury stock, at cost, 1,345 shares............................................            8            8
  Total shareholders' equity............................................................      101,471       85,254
  Commitments and contingencies (notes 3, 5, 7, 8, 13, 14, 15, and 16)..................
                                                                                          -----------  -----------
                                                                                          $   636,995      632,934
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  802,632     753,535     746,174
Cost of product sold (including depreciation of $26,336 in 1998, $25,972 in
  1997, and $20,617 in 1996).................................................     712,666     691,318     688,445
                                                                               ----------  ----------  ----------
    Gross profit.............................................................      89,966      62,217      57,729
Selling expenses.............................................................       8,221       9,955      11,043
General and administrative expenses..........................................      36,767      33,927      35,157
Special charges (credits) (notes 19 and 20)..................................      (1,270)      2,105       3,890
Other postretirement benefits charges (note 8)...............................       5,382      16,940      13,821
Noncash ESOP charges.........................................................      16,919      30,642      32,522
Other charges (credits), net:
  Interest charges...........................................................      26,353      26,820      26,453
  Capitalized interest (note 3)..............................................          --          --      (8,491)
  Interest income............................................................        (710)       (512)       (538)
  Miscellaneous, net.........................................................        (419)       (772)       (562)
                                                                               ----------  ----------  ----------
                                                                                   91,243     119,105     113,295
                                                                               ----------  ----------  ----------
Loss before income tax benefit...............................................      (1,277)    (56,888)    (55,566)
    Income tax benefit (note 9)..............................................         373      22,569      22,136
                                                                               ----------  ----------  ----------
Net loss attributable to comon stock.........................................        (904)    (34,319)    (33,430)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average shares outstanding--basic...................................      19,707      19,707      19,707
Basic net loss per common share..............................................  $     (.05)      (1.74)      (1.70)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average shares outstanding--diluted.................................      19,707      19,707      19,756
Diluted net loss per common share............................................  $    (0.05)      (1.74)      (1.69)

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                  (IN THOUSANDS EXCEPT AS INDICATED OTHERWISE)

                                                                                                           RECEIVABLE
                                                                                                             FROM
                                                                                               MINIMUM     EMPLOYEE
                                                   SPECIAL             ADDITIONAL   ACCUMU-    PENSION       STOCK
                              PREFERRED   COMMON  PREFERRED   COMMON    PAID-IN      LATED    LIABILITY    OWNERSHIP   TREASURY
                                STOCK     STOCK     STOCK     STOCK     CAPITAL     DEFICIT   ADJUSTMENT     TRUST      STOCK
                              ---------   ------  ---------   ------   ----------   --------  ----------   ---------   --------
Balance as of June 30,
  1995......................        1*    19,707         2     197      275,270     (105,337)    (1,604)   (80,386)         (8)
Net loss....................    --         --        --        --         --        (33,430 )    --          --          --
Minimum pension liability
  adjustment net of tax
  (note 7)..................    --         --        --        --         --          --          1,604      --          --
ESOP loan repayment.........    --         --        --        --         --          --         --         32,665       --
Balance as of June 30,
  1996......................        1*    19,707         2     197      275,270     (138,767)    --        (47,721)         (8)
Net loss....................    --         --        --        --         --        (34,319 )    --          --          --
ESOP loan repayment.........    --         --        --        --         --          --         --         30,600       --
                                  ---     ------       ---    ------   ----------   --------  ----------   ---------       ---
Balance as of June 30,
  1997......................        1*    19,707         2     197      275,270     (173,086)    --        (17,121)         (8)
Net loss....................    --         --        --        --         --           (904 )    --          --          --
ESOP loan repayment.........    --         --        --        --         --          --         --         17,121       --
                                  ---     ------       ---    ------   ----------   --------  ----------   ---------       ---
Balance as of June 30,
  1998......................        1*    19,707         2     197      275,270     (173,990)    --          --             (8)
                                  ---     ------       ---    ------   ----------   --------  ----------   ---------       ---
                                  ---     ------       ---    ------   ----------   --------  ----------   ---------       ---


                                  TOTAL
                              SHAREHOLDERS'
                                 EQUITY
                              -------------
Balance as of June 30,
  1995......................      88,134
Net loss....................     (33,430)
Minimum pension liability
  adjustment net of tax
  (note 7)..................       1,604
ESOP loan repayment.........      32,665
Balance as of June 30,
  1996......................      88,973
Net loss....................     (34,319)
ESOP loan repayment.........      30,600
                              -------------
Balance as of June 30,
  1997......................      85,254
Net loss....................        (904)
ESOP loan repayment.........      17,121
                              -------------
Balance as of June 30,
  1998......................     101,471
                              -------------
                              -------------

------------------------------

*   Not in thousands

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                     1998       1997       1996
                                                                                                   ---------  ---------  ---------
Cash flows from operating activities:
  Net loss.......................................................................................  $    (904)   (34,319)   (33,430)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization................................................................     29,155     29,560     24,020
    Provision for ESOP contribution..............................................................     16,919     30,642     32,522
    Deferred income tax benefit..................................................................       (373)   (22,569)   (21,984)
    Change in operating assets and liabilities:
      Receivables, net...........................................................................      2,963      1,116      3,754
      Inventories................................................................................     (4,092)    11,440      3,178
      Prepaid expenses...........................................................................       (832)      (238)        40
      Other current assets.......................................................................        217       (343)       126
      Intangibles and other assets...............................................................      1,027       (164)     1,516
      Accounts payable...........................................................................        745     (3,140)    (6,866)
      Accrued compensation and benefits..........................................................        764     (2,066)    (1,002)
      Accrued liabilities........................................................................     (6,236)     1,270      1,098
      Accrued ESOP contribution..................................................................       (201)        42       (144)
      Accrued income taxes.......................................................................         --         --       (177)
      Other postretirement benefits..............................................................      3,183     14,904     11,890
      Defined benefit pension obligations........................................................     (4,707)    (3,549)    (3,095)
      Environmental costs........................................................................     (3,417)    (2,168)    (3,288)
      Other liabilities..........................................................................     (2,220)       (29)    (1,846)
                                                                                                   ---------  ---------  ---------
        Total adjustments........................................................................     32,895     54,708     39,742
                                                                                                   ---------  ---------  ---------
        Net cash provided by operating activities................................................     31,991     20,389      6,312
                                                                                                   ---------  ---------  ---------
Cash flows from investing activities:
  Additions to property, plant and equipment, including capitalized interest of $8,491 in 1996...    (16,327)    (9,699)   (45,141)
  Net cash used in investing activities..........................................................    (16,327)    (9,699)   (45,141)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.......................................................     --         --         53,700
  Repayment of long-term debt....................................................................        (17)       (17)       (16)
  Revolver activity, net.........................................................................     --         (7,000)   (16,000)
  Deferred financing costs associated with long-term debt........................................     --           (923)    (1,807)
  Other financing activities, net................................................................        616      1,588        417
                                                                                                   ---------  ---------  ---------
        Net cash provided by (used in) financing activities......................................        599     (6,352)    36,294
                                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................................     16,263      4,338     (2,535)
Cash and cash equivalents at beginning of year...................................................      6,412      2,074      4,609
                                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................................  $  22,675      6,412      2,074
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid, net of amounts capitalized......................................................  $  26,353     27,072     19,801
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------
  Income taxes paid..............................................................................  $  --         --             25
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) ORGANIZATION AND NATURE OF OPERATIONS

    On April 28, 1995, Republic Engineered Steels, Inc. (Republic or the Company) issued 8,050,000 shares of its common stock in an Initial Public Offering (IPO) resulting in net proceeds of $48,782. Prior to the IPO, the Company was owned by substantially all of its employees through an Employee Stock Ownership Plan (ESOP). The ESOP acquired all of the originally issued common shares of the Company on November 28, 1989 with the proceeds of two loans from the Company in the amounts of $190,000 (Loan A) and $30,000 (Loan B), respectively, each bearing interest at 10 percent per annum. The ESOP obtained the funds to repay the loans primarily through tax deductible contributions made by the Company to the ESOP based on annual stipulated percentages of employee compensation or dividends. The ESOP repaid Loan A and Loan B (plus interest) over their respective maturity periods. As of June 30, 1998 and 1997, the ESOP owned approximately 54 percent and 56 percent, respectively, of the common stock of the Company.

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

    Although the Company has a nationwide customer base, approximately 70 percent and 65 percent of its shipments for fiscal years 1998 and 1997, respectively, were to customers in the states of Indiana, Illinois, Michigan, New York, Ohio, and Pennsylvania. See also note 12.

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

                         JUNE 30, 1998, 1997, AND 1996

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

    The Company adopted the provisions of Financial Accounting Standards Board
(FASB) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, during fiscal year 1997. This statement requires that long- lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the amount or fair value, as defined, of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the FASB No. 121 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

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

                         JUNE 30, 1998, 1997, AND 1996

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

    (I) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    During fiscal year 1998, the Company adopted FASB No. 128, Earnings per Share. For the years presented, the Company presents basic and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earning per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. The weighted average common shares outstanding for both the basic and diluted per share calculation was 19,707 for fiscal 1998 and 1997, respectively. For fiscal 1996 the weighted average common shares outstanding for the basic and diluted per share calculation were 19,707 and 19,756, respectively. For fiscal 1996, the increase in the weighted average common shares outstanding was due to the dilutive effect of stock options (see also note 6).

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

    (K) STOCK BASED COMPENSATION

    During fiscal year 1997, the Company adopted FASB No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the grant date. Alternatively, FASB No. 123 allows entities to continue to measure the compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) based method defined in FASB No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of FASB No. 123.

    (L) RECLASSIFICATION

    Certain previously reported amounts have been reclassified to conform with the current presentation.

(2) INVENTORIES

    Inventories consist of the following:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Raw materials..........................................................  $   12,157     10,923
Finished and semifinished product......................................     141,938    138,950
Supplies, molds, and stools............................................       1,705      1,835
                                                                         ----------  ---------
                                                                         $  155,800    151,708
                                                                         ----------  ---------
                                                                         ----------  ---------

    The above inventory amounts are net of LIFO reserves which decreased the value of the inventory by $1,507 and $8,301 as of June 30, 1998 and 1997, respectively, and reserves to value inventory at the lower of cost or market which decreased the value of inventory by $2,239 and $1,204 as of June 30, 1998 and 1997, respectively.

    During fiscal 1998 and fiscal 1997, inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effects of these liquidations were to decrease cost of goods sold by $706 and $849 in fiscal 1998 and 1997, respectively. The LIFO liquidation amounts decreased the net loss by $282 or $.01 per share in fiscal 1998 and $340 or $.02 per share in fiscal 1997.

    Due to continued cost savings associated with the Cast-Roll facility and a reduction in certain raw material prices, the current cost of inventory continued to decrease from fiscal 1996 to fiscal 1998. In addition, there was also a shift in the product mix, with a reduction in higher-valued specialty steels. These factors resulted in a reduction in the LIFO reserve in fiscal 1998 and 1997 of $6,794 and $9,061, respectively. In order to adjust the LIFO reserve, net of other offsetting inventory reserves of $229, credits of $1,200, $1,800, and $3,565 were taken in the second, third, and fourth quarters, respectively, of fiscal 1998 (note 18). In fiscal 1997, net of other offsetting inventory reserves of $2,707, credits of $3,000 and $3,354 were taken in the third and fourth quarters, respectively (note 18).

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Land...................................................................  $   10,816     10,816
Buildings..............................................................      38,368     38,828
Machinery and equipment................................................     376,834    372,635
                                                                         ----------  ---------
                                                                            426,018    422,279
                                                                         ----------  ---------

Less accumulated depreciation..........................................     139,373    116,539
                                                                         ----------  ---------
                                                                            286,645    305,740

Construction in progress...............................................      15,979      7,495
                                                                         ----------  ---------
                                                                         $  302,624    313,235
                                                                         ----------  ---------
                                                                         ----------  ---------

    The Company's Cast-Roll-TM- facility was officially placed in service January 1, 1996. Interest was capitalized on this facility during the construction period through December 31, 1995.

    As of June 30, 1998, the Company was formally committed to spend $9,874 on capital expenditures.

(4) INTANGIBLES AND OTHER ASSETS

    Intangibles and other assets consist of the following:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Intangible pension asset (note 7)........................................  $  15,779     17,596
Deferred loan and bond fees..............................................     10,534     10,529
Deposits.................................................................      2,472      2,626
Other....................................................................        218        218
                                                                           ---------  ---------
                                                                              29,003     30,969
Less accumulated amortization............................................      4,532      3,258
                                                                           ---------  ---------
                                                                           $  24,471     27,711
                                                                           ---------  ---------
                                                                           ---------  ---------

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT

    Long-term debt of the Company consists of the following:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
9% Solid Waste Revenue Bonds, Series 1996, due June 2021...............  $   53,700     53,700
8 1/44% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014....      20,200     20,200
9 7/8% First Mortgage Notes due December 15, 2001......................     200,000    200,000
Revolving credit agreement.............................................      --         --
Other..................................................................          22         39
                                                                         ----------  ---------
                                                                            273,922    273,939
Less current maturities of long-term debt..............................      --         --
                                                                         ----------  ---------
                                                                         $  273,922    273,939
                                                                         ----------  ---------
                                                                         ----------  ---------

    On June 1, 1996, the Company obtained $53,700 of financing through the issuance of 9 percent Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its Cast-Roll-TM- facility. These bonds were issued in addition to the Solid Waste Revenue Bonds, Series 1994, noted below, to assist in financing the facilities. As of June 30, 1998 and 1997, the Company had available $715 and $1,183, respectively, of the $53,700, which is classified as long-term restricted cash in the accompanying consolidated balance sheets.

    On October 28, 1994, the Company obtained $20,200 of financing through the issuance of 8 1/4 percent Solid Waste Revenue Bonds, Series 1994, due October 1, 2014 in connection with the solid waste disposal facilities installed at the Cast-Roll-TM- facility.

    On December 15, 1993, the Company issued $200,000 aggregate principal amount of 9 7/8 percent First Mortgage Notes due December 15, 2001 (Notes) in an underwritten public offering. The Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 1998 at specified premiums set forth therein which decline over three years. The Notes are secured by a mortgage on substantially all of the Company's property, plant and equipment as of December 15, 1993. Capital expenditures subsequent to that date aggregating approximately $269,000 are not part of the security for the Notes. The Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and liens, as well as change of control provisions. The Company is in compliance with all such covenants as of June 30, 1998. The proceeds from the Notes were used in part to repay the balance outstanding under the then existing revolving credit and term loan agreement and the Company's unsecured subordinated debentures held by LTV Steel Company, Inc. (LTV Steel).

    On December 21, 1993, the Company entered into a $90,000 revolving credit facility which had a four-year term expiring in December 1997. Effective April 25, 1997, the Company amended and restated this $90,000 revolving credit facility (Revolving Credit Agreement). The amended and restated Revolving Credit Agreement, which expires April 25, 2000, permits borrowings up to $115,000 and is secured by the Company's receivables, inventories, subsidiaries' stock, short-term investments, and certain intangible

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) LONG-TERM DEBT (CONTINUED)
assets. Advances under the facility are limited to specified percentages of the Company's eligible receivables and inventories.

    The Revolving Credit Agreement provides up to $20,000 for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to, at the Company's option, (i) the higher of the base rate of BankBoston and 1/2 percent above the Federal Funds effective rate plus 1/4 percent; or (ii) LIBOR plus 2 1/4 percent. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of eligible inventory (as defined) up to a maximum of $75,000 and 85 percent of eligible accounts receivable (as defined). Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. As of June 30, 1998 and 1997, there were no outstanding letters of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties, and limitations on restricted payments; the Company is in compliance with all such covenants as of June 30, 1998.

    The Company's $200,000 First Mortgage Notes represent the only long-term debt which matures during the next five years (December 15, 2001).

(6) BENEFIT PLANS

    The Company has defined contribution pension plans that cover substantially all employees. Company contributions to the plans are based on age and compensation. The Company funds retirement plan contributions as accrued. Company contributions totaled $8,223, $8,618, and $8,683, for the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

    The Company's ESOP covers substantially all United Steelworkers of America
(USWA) and nonbargained-for employees of Republic Engineered Steels, Inc. The plan is designed to enable eligible employees to acquire a beneficial interest in the Company through the Employee Stock Ownership Trust (ESOP Trust). The Company expenses ESOP contributions as made or incurred.

    With the establishment of a public market for the Company's common stock in May 1995, distributions from the ESOP Trust will be made to participants upon request following termination of employment or after attaining age 70 1/2 if still in active employment. Participants who are 55 years of age and have 10 years of participation under the plan may also elect to receive distributions annually for a portion of their account balance. All distributions are in the form of one lump sum payment of whole shares (and cash for fractional shares) allocated to their account in the plan. See also note 20.

    The Company has profit sharing plans covering all employees, excluding officers, of Republic Engineered Steels, Inc. and subsidiaries. Amounts provided to the profit sharing pool are based on percentages of the consolidated excess cash flows of the Company as defined in the Revolving Credit Agreement (see note
5).

    From its inception, the Company had an executive incentive plan (Executive
Plan) which covered key executives and management employees. In connection with the 1995 IPO, the board of directors of the Company adopted the 1995 Stock Option Plan (1995 Plan), primarily to provide substitute benefits for

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) BENEFIT PLANS (CONTINUED)
plan units previously granted under the Executive Plan. Vesting of the plan units occurred ratably from the date of grant at the rate of 20 percent per year. The vesting provisions remained unchanged when the plan units were converted to stock options. The stock options, totaling 1,764,000 shares, are exercisable after May 5, 1998 with the majority of such options granted having an exercise price of $6.67 per share and expire on November 28, 2001. There was no compensation expense relating to these plans for fiscal 1998, 1997 or 1996.

    Since the options outstanding as of June 30, 1997 were granted prior to the effective date of FASB No. 123 and no additional options have been granted since, the pro forma net income and pro forma net income per share disclosures required by FASB No. 123 are not applicable.

(7) DEFINED BENEFIT PENSION OBLIGATIONS

    The Company maintains a defined benefit 'floor offset' plan which covers all USWA employees. The plan, when combined with benefits from the Company's defined contribution pension plan and benefits from an LTV Steel defined benefit pension plan, will provide a minimum level of pension benefits for USWA employees. Benefits are based on a combination of employees' age and years of service. The Company's policy is to fund this plan based on legal requirements and tax considerations. Assets of the plan are currently invested in money market funds, U.S. government securities, and common stocks. The following table sets forth the funded status of the plan as of June 30, 1998 and 1997:

                                                                             1998       1997
                                                                          ----------  ---------
Actuarial present value of benefit obligations:
  Vested benefits.......................................................  $   18,400     17,182
                                                                          ----------  ---------
                                                                          ----------  ---------
  Accumulated benefit obligation........................................  $   23,764     24,166
                                                                          ----------  ---------
                                                                          ----------  ---------
Projected benefit obligation............................................  $   23,764     24,166
Plan assets at fair value...............................................      11,586      7,281
                                                                          ----------  ---------
Projected benefit obligation in excess of plan assets...................      12,178     16,885
Items not yet recognized in earnings:
  Prior service cost....................................................     (16,780)   (18,394)
  Net gain..............................................................       1,001        798
Adjustment required to recognize minimum liability......................      15,779     17,596
                                                                          ----------  ---------
    Accrued pension cost as reflected on the consolidated balance
      sheets............................................................  $   12,178     16,885
                                                                          ----------  ---------
                                                                          ----------  ---------

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) DEFINED BENEFIT PENSION OBLIGATIONS (CONTINUED)
    Net pension expense included in operating income for the years ended June 30, 1998, 1997, and 1996 consist of the following components:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Service cost (benefit)...........................................  $  (1,471)    (1,498)    (1,721)
Interest cost....................................................      1,899      1,865      2,113
Actual return on plan assets.....................................     (1,213)      (993)      (144)
Net amortization and deferred items..............................      2,095      2,192      1,567
                                                                   ---------  ---------  ---------
Net periodic pension cost........................................  $   1,310      1,566      1,815
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Actuarial assumptions used in accounting for the pension plan for the fiscal years ended June 30, 1998, 1997, and 1996 were as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Discount rate....................................................       7.0%       8.0%       8.0%
Rate of increase in future compensation levels...................       5.0%       5.0%       5.0%
Expected long-term rate of return on assets......................       8.0%       8.0%       8.0%

    During fiscal 1995, the minimum pension liability of $24,089 exceeded unrecognized prior service costs by $2,468 and was recorded as a $1,604 charge to shareholders' equity, net of applicable income tax benefits of $864.

    As of June 30, 1998 and 1997, the minimum pension liability of $15,779 and $17,596, respectively, is less than the unrecognized prior service cost; accordingly, the charge to shareholders' equity made in fiscal 1995 of $1,604, net of applicable income taxes of $864, was reversed in 1996.

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

    In fiscal 1997 the Company adopted a plan amendment to modify the minimum retirement age to 65 for future salaried retirees. This change resulted in a decrease in the accumulated postretirement benefit obligation (APBO) of $17,175. This reduction is being amortized over the estimated remaining life of the salaried work force, which at the time of the change was 13 years.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The following table presents the plan's APBO reconciled with amounts recognized in the Company's consolidated balance sheets:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Accumulated postretirement benefit obligation:
  Retirees.............................................................  $   28,785     27,758
  Fully eligible active plan participants..............................      29,704     28,183
  Other active plan participants.......................................      71,401     71,944
                                                                         ----------  ---------
                                                                            129,890    127,885

Unrecognized prior service cost:
  Original amount at adoption of FASB No. 106..........................     (13,938)   (16,437)
  Deferral of benefits for future salaried retirees....................      15,304     16,625
                                                                         ----------  ---------
                                                                              1,366        188
Accrued postretirement benefits as reflected on the consolidated
  balance sheets.......................................................  $  131,256    128,073
                                                                         ----------  ---------
                                                                         ----------  ---------

    Net periodic postretirement benefit charges (credits) recorded for the years ended June 30, included the following components:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Service cost -- benefit attributed to service during the
  period........................................................  $   3,593      3,759      3,761
Interest cost on accumulated postretirement benefit
  obligation....................................................     10,114     10,249     10,058
Immediate recognition of change in accumulated postretirement benefit obligation due to actuarial (gains) losses, including
  change in assumptions.........................................     (9,503)       983     (2,498)
Net amortization of unrecognized amounts for net gain and prior
  service cost..................................................      1,178      1,949      2,500
                                                                  ---------  ---------  ---------
Net periodic postretirement benefit charges.....................  $   5,382     16,940     13,821
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The Company recorded a fourth quarter 1998 experience gain of $9,503 related to lower than anticipated per capita costs of indemnity and managed health care plans coupled with the increased enrollment in Risk Sharing HMO plans for Medicare eligible retirees.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The health care cost trend rates used in determining the APBO as of June 30, 1998 and 1997, were as follows:

YEAR                                                                              1998       1997
------------------------------------------------------------------------------  ---------  ---------
1998..........................................................................        7.5%       7.5%
1999..........................................................................        7.0%       7.0%
2000..........................................................................        6.5%       6.5%
2001..........................................................................        6.0%       6.0%
2002..........................................................................        5.5%       5.5%
2003..........................................................................        5.0%       5.5%
Thereafter....................................................................        4.5%       5.5%

    The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the health care cost trend by 1 percent would increase the APBO as of June 30, 1998 from $129,890 to $155,275 and the aggregate of the service and interest cost components of net periodic postretirement benefit charges for 1998 from $13,719 to $16,682.

    The discount rate used in determining the APBO was 7.0 and 8.0 percent as of June 30, 1998 and 1997 respectively. The discount rate used in determining the net periodic postretirement benefit charge was 7.0 percent for fiscal 1998 and
8.0 percent for fiscal 1997 and 1996. The reduction in discount rates combined with the reduction in health care cost trend rates in fiscal 1998 had an offsetting impact to the fiscal 1998 net periodic postretirement benefit charge. The withdrawal assumptions were revised in 1996 to meet Internal Revenue Service requirements, and health care cost trend rates were changed resulting in the loss of $129 and gain of $2,498 which were fully recognized in the net periodic postretirement benefit charges for fiscal 1997, and 1996, respectively.

    The Company's policy is to fund claims as incurred. Claims paid were $2,211, $2,037, and $1,931, during the fiscal years ended June 30, 1998, 1997, and 1996, respectively. The Company also recognizes actuarial gains and losses, including the impact of actuarial assumption changes, immediately rather than amortizing them over future years.

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

(9) INCOME TAXES

    The net income tax benefit for fiscal years 1998, 1997, and 1996, includes a current tax (benefit) charge of $-0- for fiscal years 1998 and 1997 and ($152) for fiscal 1996, due to the federal alternative minimum tax, which was increased by a deferred benefit of $373, $22,569, and $21,984 in 1998, 1997 and 1996,
respectively.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)
    At present, given available state net operating loss carryforwards (NOLs), the Company is not assessed state income tax. The Company anticipates being assessed state income tax when certain temporary differences reverse or when such state NOLs expire beginning in year 2001. Other state taxes are included in general and administrative expenses.

    The difference between the statutory U.S. federal income tax rate of 35 percent and the Company's effective tax rate was as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Statutory federal income tax benefit............................  $     447     19,911     19,448
State and local income tax benefit..............................         64      2,844      2,778
Other...........................................................       (138)      (186)       (90)
                                                                  ---------  ---------  ---------
  Income tax benefit............................................  $     373     22,569     22,136
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Effective book income tax benefit rate..........................       29.2%      39.7%      39.8%

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Deferred tax assets
  Accounts receivable, principally due to allowance for doubtful
    accounts...........................................................  $      630        650
  Postretirement benefits..............................................      22,901     21,628
  Environmental costs..................................................       5,094      6,451
  Other liabilities....................................................       9,431     11,620
  Net operating loss carryforwards.....................................     111,385     99,474
  Other................................................................       1,180        938
                                                                         ----------  ---------
    Total gross deferred tax assets....................................     150,621    140,761
  Less valuation allowance.............................................      25,187     25,187
                                                                         ----------  ---------
  Net deferred tax assets..............................................     125,434    115,574
                                                                         ----------  ---------
Deferred tax liabilities
  Inventory valuation..................................................      10,626      9,762
  Plant and equipment, principally due to differences in
    depreciation.......................................................      57,658     50,513
  Other................................................................       2,321        843
                                                                         ----------  ---------
    Total gross deferred tax liabilities...............................      70,605     61,118
                                                                         ----------  ---------
    Net deferred tax asset.............................................  $   54,829     54,456
                                                                         ----------  ---------
                                                                         ----------  ---------

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)
    The Company had available as of June 30, 1998, net operating loss (NOL) carryforwards, for regular federal income tax purposes, totaling approximately $278 million ($145 million for federal alternative minimum tax purposes) with expirations of: $45 million in year 2006; $24 million in year 2007; $12 million in year 2008; $16 million in year 2009; $8 million in year 2010; $71 million in year 2011; and $73 million in year 2012; and $29 million in year 2013. The Company believes that it is more likely than not that a significant portion of the aforementioned NOL carryforwards will be used prior to their expiration. While the Company has incurred pretax losses of nearly $195 million during its nine-year existence, deductible noncash ESOP contributions have totaled $216 million during that same period. Further, six of the eight years reflect substantial income on a pretax/pre-ESOP contribution basis and the ESOP loans have been fully repaid as of June 30, 1998 (eight years prior to the first year NOL expiration date). Management also believes that future operating results will be improved as a result of major capital improvements coupled with the ongoing cost reduction program which is linked to the labor agreement. Based on the aforementioned factors, but also recognizing the inherent uncertainties associated with forward looking statements, management believes that the valuation allowance which has been established is adequate to provide for deferred tax assets that more likely than not will not be realized during the NOL carryforward period.

(10) SPECIAL PREFERRED STOCK

    In connection with the IPO, the Company issued one share of special preferred stock to the trustee of a trust, the only asset of which is the special preferred stock. The special preferred stock has the right to vote as a separate class on any proposed merger or consolidation of the Company (see note
20) or a sale of all or substantially all of the Company's assets and any additional issuance of common stock of the Company subsequent to the IPO, other than issuances pursuant to the 1995 Plan (notes 6 and 7). The agreement with respect to the trust for the special preferred stock will provide that the trustee of such trust will vote the share of special preferred stock as instructed by ESOP participants on a one share/one vote basis. Except as provided above, the special preferred stock has no voting power. The special preferred stock is redeemable by the Company for $1.5 at such time as the ESOP (and/or other benefit arrangement[s]) holds less than 25 percent of the issued and outstanding shares of common stock.

    The special preferred stock is not entitled to receive any dividends but is entitled to a liquidation preference of $.01 per share. The special preferred stock may not be transferred without the consent of the Company.

(11) COMMON STOCK

    As of June 30, 1998 and 1997, there are 27,000,000 authorized shares of the Company's common stock (Common Stock); 19,707,923 shares were issued and 19,706,578 shares were outstanding as of June 30, 1998 and 1997, of which 10,546,010 and 11,004,663 shares, respectively, were held by the ESOP Trust.

    Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders with the exception of the election of board of directors, which, commencing in 1998, will be one person, one vote. Shares of Common Stock held by the ESOP Trust may be voted only by the ESOP trustee. The ESOP provides that the administrative committee is required to solicit instructions of the

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) COMMON STOCK (CONTINUED)
participants in the ESOP and to direct the ESOP trustee to vote the shares of Common Stock held by the ESOP Trust in accordance with the votes of the participants.

    The Company has not paid dividends on its Common Stock during the last four fiscal years and does not presently anticipate paying any dividends in the foreseeable future. The Company intends to reinvest earnings in the development and expansion of its business. Also, the payment of cash dividends on its Common Stock is restricted by covenants contained in certain of the Company's financing arrangements (note 5). The payment of dividends in the future will be at the sole discretion of the board of directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects, legal restrictions on the payment of dividends in financing agreements, and other factors deemed relevant by the board of directors.

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

(12) CONCENTRATIONS OF CREDIT RISK

    The Company has one customer which accounted for approximately 10 percent of total sales in each of the fiscal years ended June 30, 1998, 1997, and 1996. A majority of the Company's business is directly or indirectly related to the automobile industry.

(13) LEASE COMMITMENTS

    Minimum rental payments due under noncancelable operating leases are estimated to be as follows:

YEAR ENDING JUNE 30, 1998                                                                1998
-------------------------------------------------------------------------------------  ---------
1999.................................................................................  $   1,179
2000.................................................................................        662
2001.................................................................................        195
2002.................................................................................         62
2003.................................................................................          8
Thereafter...........................................................................     --
                                                                                       $   2,106
                                                                                       ---------
                                                                                       ---------

    Rent expense was approximately $4,006, $3,983, and, $4,118, for the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

(14) LONG-TERM COMMITMENT

    On December 3, 1997, the Company entered into a technical exchange agreement with Sanyo Special Steel Company of Japan for a total of $6 million. The forty-eight (48) month agreement involves technical

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) LONG-TERM COMMITMENT (CONTINUED)
assistance in melting, refining, and casting technologies. Obligations under this agreement as of June 30, 1998 are as follows:

1999................................................................  $   1,200
2000................................................................      1,200
2001................................................................      1,200
2002................................................................        600
                                                                      $   4,200
                                                                      ---------
                                                                      ---------

(15) LITIGATION

    In September 1992, a lawsuit was filed against the Company in the U.S. District Court for the Northern District of Ohio (Eastern Division) on behalf of 19 former Company salaried employees whose employment was terminated on February 19, 1991. The claims asserted on behalf of each former employee were age discrimination under both federal and state laws, breach of employment contract, promissory estoppel, and violation of Ohio public policy (by reason of age discrimination). The relief sought for each former employee was lost pay and fringe benefits, liquidated damages (doubling the claimed lost pay and benefits), compensatory damages of $500 on each count, punitive damages of $500 under the public policy count, prejudgment interest, and attorneys' fees. The Company denied all of the claims with the intent of contesting them vigorously. The Company's motion for summary judgment with respect to these cases was partially granted on May 15, 1996, dismissing all claims of the former employees other than the age discrimination claims. In fiscal 1998, the age discrimination lawsuit was settled and payment was made in an amount which is not material to the Company.

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

(16) ENVIRONMENTAL COMPLIANCE

    The Company is subject to a broad range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make material expenditures for environmental control measures during the next 24 months. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company believes that these costs are most likely to be in the range of $8,900 to $22,300 over the lives of the Company's facilities. This range

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) ENVIRONMENTAL COMPLIANCE (CONTINUED) represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third-party recoveries. The reserve to cover potential current and noncurrent environmental liabilities was approximately $14,377 and $17,800 as of June 30, 1998 and 1997, respectively, substantially all of which is classified as a long-term obligation in the accompanying consolidated balance sheets.

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

    - LONG-TERM DEBT -- The fair value of the First Mortgage Notes classified under long-term debt (see note 5), based on quoted market values, was approximately $199,000 as of June 30, 1998. The Company estimates that the fair value of the 81/4 percent Solid Waste Revenue Bonds, Series 1994, and the 9 percent Solid Waste Revenue Bonds, Series 1996, classified under long-term debt (see note 5) was approximately $22,220 and $64,440, respectively, as of June 30, 1997.

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            QUARTERLY PERIODS IN 1998
                                                   -------------------------------------------
                                                    1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                   ----------  ---------  ---------  ---------
Net sales........................................  $  185,971    194,538    217,470    204,653
Gross profit.....................................      17,298     20,085     25,678     26,905
Special charges (credits) (note 19)..............      --         (1,270)    --         --
Net income (loss)................................      (7,706)    (5,830)     1,070     11,562
Basic and diluted net loss per common share......        (.39)      (.30)       .05        .59

                                                            QUARTERLY PERIODS IN 1997
                                                   -------------------------------------------
                                                    1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                   ----------  ---------  ---------  ---------
Net sales........................................  $  183,421    174,673    196,610    198,831
Gross profit.....................................      12,902      9,824     16,446     23,045
Special charges (note 19)........................      --         --          2,763     --
Net loss.........................................     (10,355)   (11,604)    (9,150)    (3,210)
Basic and diluted net loss per common share......       (0.53)     (0.59)     (0.46)     (0.16)

    During the fourth quarters of 1998 and 1997, the Company recorded LIFO reserve adjustments representing credits of $3,565 ($.18 per share) in 1998 and $3,354 ($.17 per share) in 1997 (note 2).

    The Company recorded an experience gain in the fourth quarter of 1998 in the amount of $9,503, or $.48 per share (note 8). In addition, the Company also recorded a one-time gain of $4,358 ($.22 per share) in the fourth quarter of 1998 due to an adjustment in connection with the past supply of raw materials.

    The Company revised its estimate of other liabilities during the fourth quarter of 1997 due to the results of actual spending on major maintenance projects, which resulted in a credit to operations of $1,866 ($.09 per share).

(19) ORGANIZATIONAL RESTRUCTURING

    On January 29, 1997, the Company announced a plan for organizational restructuring and cost cutting initiatives including a revision to the salaried employees retiree health care plan changing eligibility requirements for receiving retiree health care benefits from age 57 with 30 years service or age 65 with 15 or more years service to age 65 with 15 or more years service. For the transition to the new plan, the plan would provide retiree health care benefits under the old plan to employees who were eligible for benefits as of March 31, 1997. Sixty-eight (68) individuals elected to avail themselves of this transition provision.

    The Company also announced plans to restructure and reduce its salaried workforce by approximately 200 people and to further reduce the hourly workforce by more than 300 people as the Company reaches full capacity utilization of its Cast-RollTM facility and completes other smaller capital projects.

    The financial impact of the restructuring of the salaried workforce was estimated to be $2,763 and is reflected as a special charge in the 1997 third quarter financial statements. However, based on higher

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES

                         JUNE 30, 1998, 1997, AND 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(19) ORGANIZATIONAL RESTRUCTURING (CONTINUED) voluntary terminations than originally estimated, a $1,270 reduction in the restructuring reserve was recorded in the second quarter of fiscal 1998. The Company's plan to restructure the hourly workforce has not yet been approved as negotiations with the USWA continue. Generally, the restructuring of the hourly workforce will be covered by a supplemental unemployment benefit plan and other plans covered by union contracts. Therefore, reasonable estimates resulting from a hourly workforce restructuring cannot be made until negotiations with the USWA are finalized.

(20) SUBSEQUENT EVENT

    The Company, along with an affiliate of Blackstone Capital Partners II Merchant Banking Fund L.P. and Veritas Capital Partners L.P., announced on July 24, 1998, that they had agreed to the acquisition of Republic by the Blackstone-Veritas affiliate for a cash price of $7.25 per share of Republic common stock.

    The acquisition of Republic is subject to various approvals and will occur by means of a cash tender offer for all issued and outstanding shares, followed by a merger in which all remaining shares will be converted into the same cash consideration. Including acquired debt, the total purchase price is approximately $420,000.

    Upon consummation of the tender offer, the Employee Stock Ownership Plan will be amended to allow in-service distributions upon request regardless of age or service.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required to be furnished pursuant to this item with respect to Directors of the Company is set forth under the caption "The Board of Directors" in the registrant's Information Statement and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General instruction G on Form 10-K, under Part I of this Report.

    The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Information Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required to be furnished pursuant to this item is set forth under the caption "Compensation of Executive Officers" in the registrant's Information Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required to be furnished pursuant to this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's Information Statement, and is incorporated herein by reference.

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

       --  Amendment No. 4 to the Employee Common Stock Ownership Plan(3)

       --  Employee Common Stock Ownership Plan Trust Agreement(1)

       -- Amendment No. 1 to Employee Common Stock Ownership Plan Trust Agreement(2)

       -- Salaried Employees' Termination Plan, as amended, effective as of October 26, 1995.(4)

       -- Salaried Employees Termination Plan, amended and restated as of January 23, 1997(5)

       --  Form of Severance Agreement for six senior executive officers(6)

       -- Form of Change of Control Agreement for six senior executive officers(6)

       --  Form of Change of Control Agreement for other executive officers(7)

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

       (3) Filed as Exhibit 10.2(b).

       (4) Incorporated by reference to similarly identified exhibit to registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

       (5) Filed as Exhibit 10.25.

       (6) Incorporated by reference to similarly identified exhibits to registrant's amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 1997.

       (7) Filed as Exhibit 10.26.

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

     10.2(b) --         Amendment No. 4 to the Employee Common Stock Ownership Plan.*

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

     10.19(a) --        Project Note, dated October 1, 1994 in the amount of $20,200,000.00 issued by the Company to the Trustee.(3)

     10.19(b) --        Project Note, dated June 1, 1996 in the amount of $53,700,000.00 issued by the Company to the Trustee.(6)

     10.20(a) --        Project Bond, dated as of October 1, 1994, issued by the Authority in connection with the Project.(3)

     10.20(b) --        Project Bond, dated as of June 1, 1996, issued by the Authority in connection with the Project.(6)

     10.21   --         Form of 1995 Stock Option Plan.(4)

     10.22   --         Form of SPS Trust Agreement, to be entered into between the Company and the trustee of the Special Preferred Stock Trust.(4)

     10.23   --         Pioneer Agreement, dated May 3, 1995, by and between the Company and the
                        USWA.(5)

     10.24   --         Salaried Employees Termination Plan, as amended, effective as of October
                        26, 1995.(6)

     10.25   --         Salaried Employees Termination Plan, as amended and restated as of
                        January 23, 1997.*

     10.26   --         Form of Change of Control Agreement for other executive officers.*

     12.1    --         Ratio of Earnings to Fixed Charges.*

     21.1    --         Subsidiaries of the Company.(1)

     23.1    --         Consent of KPMG Peat Marwick LLP.*

     27      --         Financial Data Schedule*

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

------------------------

(b) Reports on Form 8-K The Company filed the following Current Report on Form 8-K:

        A Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 1998 in respect of a Press Release issued by Registrant on July 24, 1998 announcing the execution of an Agreement and Plan of Merger dated July 23, 1998 between the Registrant, RES Holding Corporation and RES Acquisition Corporation.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ RUSSELL W. MAIER       Chairman of the Board,       September 2, 1998
------------------------------  President and Chief
       Russell W. Maier         Executive Officer

      /s/ JAMES B. RILEY        Executive Vice President,    September 2, 1998
------------------------------  Chief Financial Officer
        James B. Riley          and Director (Chief
                                Accounting Officer)

    /s/ STEPHEN S. HIGLEY       Vice President and           September 2, 1998
------------------------------  President Cold Finished
      Stephen S. Higley         Bar Division and Director

     /s/ DANIEL A. ALBERT       Director                     September 2, 1998
------------------------------
       Daniel A. Albert

        /s/ SAM CAMENS          Director                     September 2, 1998
------------------------------
          Sam Camens

   /s/ CAROL A. CARTWRIGHT      Director                     September 2, 1998
------------------------------
     Carol A. Cartwright

  /s/ ANTHONY J. CELEBREZZE,    Director                     September 2, 1998
             JR.
------------------------------
  Anthony J. Celebrezze, Jr.

    /s/ ROBERT J. FARLING       Director                     September 2, 1998
------------------------------
      Robert J. Farling

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ JEFFREY K. FERNANDEZ     Director                     September 2, 1998
------------------------------
     Jeffrey K. Fernandez

    /s/ NORMAN T. GRAYBILL      Director                     September 2, 1998
------------------------------
      Norman T. Graybill

     /s/ GARY E. LENHART        Director                     September 2, 1998
------------------------------
       Gary E. Lenhart

      /s/ MARTIN MANLEY         Director                     September 2, 1998
------------------------------
        Martin Manley

      /s/ WALTER C. MECK        Director                     September 2, 1998
------------------------------
        Walter C. Meck

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
                        Stock Ownership Plan, effective as of January 1, 1994.(4)

     10.2(a) --         Form of Amendment No. 1 to the Amended and Restated Republic Engineered
                        Steels, Inc. Employee Common Stock Ownership Plan.(4)

     10.2(b) --         Amendment No. 4 to the Republic Engineered Steels, Inc.Employee Common
                        Stock OwnershipPlan.*

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

     10.19(a) --        Project Note, dated October 1, 1994 in the amount of $20,200,000.00 issued by the Company to the Trustee.(3)

     10.19(b) --        Project Note, dated June 1, 1996 in the amount of $53,700,000.00 issued by the Company to the Trustee.(6)

     10.20(a) --        Project Bond, dated as of October 1, 1994 issued by the Authority in connection with the Project.(3)

     10.20(b) --        Project Bond, dated as of June 1, 1996, issued by the Authority in connection with the Project.(6)

     10.21   --         Form of 1995 Stock Option Plan.(4)

     10.22   --         Form of SPS Trust Agreement, to be entered into between the Company and the trustee of the Special Preferred Stock Trust.(4)

     10.23   --         Pioneer Agreement, dated May 3, 1995, by and between the Company and the
                        USWA.(5)

     10.24   --         Salaried Employees Termination Plan, as amended, effective as of October
                        26, 1995.(6)

     10.25   --         Salaried Employees Termination Plan, as amended and restated as of
                        January 23, 1997.*

     10.26   --         Form of Change of Control Agreement for other executive officers.*

     12.1    --         Ratio of Earnings to Fixed Charges.*

     21.1    --         Subsidiaries of the Company.(1)

     23.1    --         Consent of KPMG Peat Marwick LLP.*

     27      --         Financial Data Schedule*

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

                               RATIO OF EARNINGS
                                TO FIXED CHARGES

                                  EXHIBIT 12.1

                                                                    EXHIBIT 12.1

                        REPUBLIC ENGINEERED STEELS, INC.
                       RATIO OF EARNINGS TO FIXED CHARGES
        FOR FISCAL YEARS ENDING JUNE 30, 1994, 1995, 1996 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                FISCAL                  FISCAL     FISCAL
                                                                 1994     FISCAL 1995    1996       1997     FISCAL 1998
                                                               ---------  -----------  ---------  ---------  -----------
RATIO OF EARNINGS TO FIXED CHARGES...........................         --          --          --         --          --
COVERAGE DEFICIENCY..........................................  $  27,602   $   7,212   $  55,566  $  56,888   $   1,277

Note: For the purposes of calculating the ratio of earnings to the fixed charges, earnings represent earnings (losses) before income taxes, extraordinary gain and cumulative effect of changes in accounting principles plus fixed charges. Fixed charges consist of net interest expense, amortization of discount and deferred financing costs and the portion of rental expense which management believes is representative of the interest component of rent expense. If earnings were adjusted to eliminate non-cash ESOP charges, the ratio of earnings, as adjusted, to fixed charges would have been 1.19x, 2.85x, (0.21)x, 0.07x and 1.59, respectively.

                  ACCOUNTANT'S REPORT ON SCHEDULES AND CONSENT

The Board of Directors

Republic Engineered Steels, Inc.:

    The audits referred to in our report dated July 31, 1998, included the related financial statement schedules as of June 30, 1998, and for each of the years in the three-year period ended June 30, 1998, included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    We consent to the incorporation by reference of our report dated July 31, 1998 included herein to registration statement No. 33-91814, relating to The Republic Engineered Steels, Inc. Employee Common Stock Ownership Plan and to registration statement No. 33-91816 relating to The Republic Engineered Steels, Inc. 1995 Stock Option Plan.

                   [SIG]

KPMG Peat Marwick LLP
Pittsburgh, PA
September 3, 1998

                                   FINANCIAL
                                   STATEMENT
                                   SCHEDULES

                              ACCOUNTANT'S REPORT
                                       ON
                             SCHEDULES AND CONSENT

                                  SCHEDULE II
                        REPUBLIC ENGINEERED STEELS, INC.
                        VALUATION OF QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1996, 1997, AND 1998

                                                                                  ADDITIONS
                                                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                                                   BEGINNING      COSTS AND     (DEDUCTIONS)     END OF
                                                                   OF PERIOD      EXPENSES       RECOVERIES      PERIOD
                                                                  -----------  ---------------  -------------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
YEAR ENDED JUNE 30, 1996
Allowance for doubtful accounts.................................   $   1,948      $       0       $       1     $   1,949

YEAR ENDED JUNE 30, 1997
Allowance for doubtful accounts.................................   $   1,949      $       0       $    (325)    $   1,624

YEAR ENDED JUNE 30, 1998
Allowance for doubtful accounts.................................   $   1,624      $       0       $     (49)    $   1,575

                                   SCHEDULE V
                        REPUBLIC ENGINEERED STEELS, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   YEARS ENDED JUNE 30, 1996, 1997, AND 1998

                                                                                        CHARGED TO COSTS
                                                                                          AND EXPENSES
                                                                              -------------------------------------
                                                                              FISCAL 1996  FISCAL 1997  FISCAL 1998
                                                                              -----------  -----------  -----------
                                                                                     (DOLLARS IN THOUSANDS)
Maintenance and repairs................................................... .   $  72,304    $  70,975    $  73,047
Depreciation and amortization of intangible assets..........................   $  24,020    $  29,560    $  29,155

    Taxes, other than payroll taxes and income taxes, royalties and advertising are not set forth since each such item does not exceed 1% of total net sales as shown in the related consolidated statement of income.