Form 10-Q
period 1998-09-30
REPUBLIC ENGINEERED STEELS INC
filed 1998-11-17
CIK 913883

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               For the three month period ended September 30, 1998
                        Commission File Number: 0-25900

                        REPUBLIC ENGINEERED STEELS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                            52-1635079
--------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



     410 Oberlin Road, S.W.
      Massillon, Ohio  44647                           (330) 837-6000
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  X   Yes  ___  No
                                 ---

        None of the voting securities of Republic Engineered Steels, Inc.
                          are held by non-affiliates.

                        REPUBLIC ENGINEERED STEELS, INC.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of Income for the three months ended September 30, 1997, the period from July 1, 1998 to September 7, 1998 and the period from September 8, 1998 to
              September 30, 1998.............................................. 3

              Condensed Consolidated Balance Sheets as of September 30, 1998 and
              June 30, 1998................................................... 4

              Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997, the period from July 1, 1998 to September 7, 1998 and the period from September 8, 1998 to
              September 30, 1998.............................................. 5

              Notes to Consolidated Financial Statements...................... 6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................11-14


Item 3.       Quantitative & Qualitative Disclosures About Market Risk....... 14


                                            PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................15

Item 2.       Changes in Securities...........................................15

Item 3.       Defaults Upon Senior Securities.................................15

Item 4.       Submission of Matters to a Vote of Security Holders.............15

Item 5.       Other Information...............................................15

Item 6.       Exhibits and Reports on Form 8-K.............................15&16

              Signatures......................................................17

Item 1.   Financial Statements


                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997,
   THE PERIOD FROM JULY 1, 1998 TO SEPTEMBER 7, 1998 (PREDECESSOR COMPANY) AND
           THE PERIOD FROM SEPTEMBER 8, 1998 TO SEPTEMBER 30, 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                    PREDECESSOR COMPANY (Note 1(c))
                                                                              ---------------------------------------------
                                                     Period from
                                                    September 8,                Period from                 Three Months
                                                       1998 to                July 1, 1998 to                  Ended
                                                    September 30,               September 7,               September 30,
                                                        1998                        1998                        1997
                                                   ----------------           -----------------           -----------------
Net sales                                           $  53,213                     $ 104,278                  $ 158,886

Cost of products sold                                  50,490                        99,206                    143,835
                                                    ---------                     ---------                  ---------

     Gross profit                                       2,723                         5,072                     15,051

Selling expenses                                          590                         1,216                      1,680

General and administrative expenses                     4,443                        17,233                      7,174

Postretirement benefits charges                           596                         2,082                      3,426

Non-cash ESOP charges                                    --                            --                        6,688

Other charges (credits), net
     Interest expense                                   2,567                         4,378                      6,573
     Interest income                                      (60)                         (236)                      (133)
     Miscellaneous, net                                  (114)                         (153)                      (106)
                                                    ---------                     ---------                  ---------
Loss from continuing operations
  before income taxes                                  (5,299)                      (19,448)                   (10,251)
Income tax benefit                                       --                            --                        2,056
                                                    ---------                     ---------                  ---------
Loss  from continuing operations                       (5,299)                      (19,448)                    (8,195)
Income (loss) from discontinued operations, net
  of income tax benefit (expense) of $0 and ($129),
  respectively                                           --                            (298)                       489
                                                    ---------                     ---------                  ---------
Net loss                                            $  (5,299)                    $ (19,746)                 $  (7,706)
                                                    =========                     =========                  =========





        The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                                           PREDECESSOR COMPANY
                                                                           September 30,                        June 30,
                                                                               1998                               1998*
                                                                         --------------------               --------------------
                                                                             (Unaudited)
     ASSETS
        Current Assets
          Cash and cash equivalents                                          $   3,736                          $  22,675
          Receivables, less allowance for doubtful accounts of
            $1,592 and $1,575 respectively                                      57,121                             61,038
          Inventories                                                          149,123                            124,955
          Prepaid expenses                                                       2,549                              2,844
          Deferred income taxes                                                   --                                7,902
          Assets held for resale                                                31,427                             42,440
          Other current assets                                                   1,750                                404
                                                                             ---------                          ---------
             Total Current Assets                                              245,706                            262,258
        Property, plant & equipment, net                                       264,852                            290,721
        Intangibles and other assets, net                                       10,941                             24,471
        Restricted cash                                                            623                                715
        Deferred income taxes                                                     --                               46,927
        Assets held for resale                                                  11,687                             11,903
        Excess purchase price over net assets acquired                         158,508                               --
                                                                             ---------                          ---------
             Total Assets                                                    $ 692,317                          $ 636,995
                                                                             =========                          =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities
          Short term borrowings                                              $  65,045                          $    --
          Defined benefit pension obligation                                    52,285                               --
          Other current liabilities                                            103,737                            103,121
                                                                             ---------                          ---------
             Total current liabilities                                         221,067                            103,121
                                                                             ---------                          ---------
        Long-term debt, excluding current maturities                           275,918                            273,922
        Other postretirement benefits                                           90,129                            131,256
        Defined benefit pension obligation                                        --                               12,178
        Accrued environmental costs                                             13,746                             13,746
        Other liabilities                                                        1,301                              1,301
                                                                             ---------                          ---------
             Total Liabilities                                                 602,161                            535,524

        Stockholders' equity
          Special preferred stock, $.01 par value; one share
             authorized, one share issued and outstanding,
             liquidation value of $1,500                                          --                                    2
          Common Stock, $0.01 par value; authorized 27,000,000
             shares; issued and outstanding 19,707,923 shares                      197                                197
          Additional paid-in-capital                                            95,258                            275,270
          Accumulated deficit                                                   (5,299)                          (173,990)
                                                                             ---------                          ---------
                                                                                90,156                            101,479
          Less treasury stock, at cost, 1,345 shares                              --                                    8
                                                                             ---------                          ---------
             Total stockholders' equity                                         90,156                            101,471
        Commitments and contingencies                                             --                                 --
                                                                             ---------                          ---------
        Total Liabilities and Stockholders' Equity                           $ 692,317                          $ 636,995
                                                                             =========                          =========


*Condensed from audited consolidated financial statements
The accompanying notes are an integral part of these statements.


                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997, THE PERIOD
          FROM JULY 1, 1998 TO SEPTEMBER 7, 1998 (PREDECESSOR COMPANY)
           AND THE PERIOD FROM SEPTEMBER 8, 1998 TO SEPTEMBER 30, 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     PREDECESSOR COMPANY
                                                                           -----------------------------------------
                                                       Period from         Period from July         Three Months
                                                    September 8, 1998         1, 1998 to                Ended
                                                     to September 30,        September 7,            September 30,
                                                           1998                  1998                    1997
                                                   ---------------------   ------------------    -------------------
Cash flows from operating activities
     Net loss                                             $  (5,299)         $ (19,746)            $  (7,706)
     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                         3,188              4,934                 7,271
        Non-cash ESOP charges                                  --                 --                   7,280
        Deferred income tax benefit                            --                 --                  (1,927)
        Change in operating assets and liabilities
          (Increase) decrease in working capital              4,736              1,897                (6,170)
          (Increase) decrease in other operating assets
             and liabilities                                 (1,230)               732                (1,112)
               Total adjustments                              6,694              7,563                 5,342
                                                          ---------          ---------             ---------
Net cash provided by (used in) operating activities           1,395            (12,183)               (2,364)
                                                          ---------          ---------             ---------

Cash flows from investing activities
      Additions to property, plant and equipment             (1,694)            (6,139)               (2,054)
      Acquisition, net of cash acquired                    (156,458)              --                    --
                                                          ---------          ---------             ---------
Net cash used in investing activities                      (158,152)            (6,139)               (2,054)
                                                          ---------          ---------             ---------
Cash flows from financing activities
      Proceeds from bridge loan                              65,045               --                    --

      Capital contribution                                   95,455               --                    --

      Other financing activities                                 (7)              (312)                  370
                                                          ---------          ---------             ---------
Net cash provided by (used in) financing activities         160,493               (312)                  370
                                                          ---------          ---------             ---------
Net increase (decrease) in cash and cash equivalents          3,736            (18,634)               (4,048)

Cash and cash equivalents-beginning of  period                 --               22,675                 6,412
                                                          ---------          ---------             ---------
Cash and cash equivalents-end of period                   $   3,736          $   4,041             $   2,364
                                                          =========          =========             =========
Supplemental Cash Flow Information:
  Cash paid for interest                                  $    --            $       4                    10
                                                          =========          =========             =========
  Cash paid for income taxes                              $    --            $    --               $    --
                                                          =========          =========             =========





        The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                 (All September 30, 1998 amounts are unaudited)

(1)   Summary of Significant Accounting Policies And Other Related Information

(a)   General

The condensed consolidated financial statements included herein have been prepared by Republic Engineered Steels, Inc. ("Republic" or the "Company") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, the condensed consolidated financial statements of the Predecessor Company (see further discussion below) should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1998, included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

Republic is a major producer of special bar quality steel and specialty steel bar products for the automotive, heavy equipment manufacturing, aerospace and power generation industries. Special bar quality steel bars are higher quality hot-rolled and cold-finished carbon and alloy steel bars, and specialty steels are stainless, tool and vacuum re-melted steels. The Company is organized into three operating divisions: hot-rolled, cold-finished and specialty steel. In connection with the acquisition by RES Acquisition, as more fully described below, the Company intends to sell its specialty steels division, and accordingly, the accompanying condensed consolidated financial statements reflect that division as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Pursuant thereto, all revenues and expenses related to the specialty steels division have been segregated from continuing operations of Republic for all periods presented.

The Company's principal customers are manufacturers in the automotive, machinery, industrial equipment, machine and hand tools and aviation and aerospace industries, as well as independent forgers who supply finished parts to the aforementioned industries. The Company also has significant sales to steel service centers.

(b)   Organization

In 1989, the Company was formed to purchase substantially all of the assets of LTV Steel Company Inc. ("LTV Steel") Bar Division. Until the initial public offering in April 1995 of 8,050,000 shares of its common stock, the Company had been wholly-owned by its employees through an employee common stock ownership plan ("ESOP"). As of June 30, 1998, the ESOP held approximately 54% of all the outstanding shares of common stock of the Company.

On September 8, 1998, Blackstone Management Associates II L.L.C. ("Blackstone") and Veritas Capital Management, L.L.C. ("Veritas") serving as general partners for limited partnerships acquired Republic in a cash tender offer of $7.25 for each Republic common share (the "Acquisition"). RES Holding Corporation ("RES Holding") and its wholly owned subsidiary, RES Acquisition Corporation ("RES Acquisition") were formed for the purpose of acquiring Republic. The cash price paid totaled approximately $160.5 million, including deal related expenses. The sources of funds contributed to RES Acquisition consisted of i.) $95.5 million in a capital contribution by RES Holding from the issuance of its common stock to Blackstone and its affiliates, Veritas and HVR Holdings, L.L.C. and ii.) borrowings of approximately $65.0 million under a short term bridge loan credit facility dated September 8, 1998 between RES Holding and Chase Manhattan Bank, as Administrative Agent. Republic was acquired by RES Acquisition on September 8, 1998 and was subsequently merged with RES Acquisition on September 21, 1998.

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. Given the timing of the Acquisition, fair value analysis of the net assets acquired, including appraisals of property and equipment, are not yet completed. However, the purchase price and related acquisition expenses exceeded the preliminary assessment of the net assets acquired by approximately $159.2 million. Fair value adjustments, once finalized, may materially increase or decrease this number. Pending completion of the fair value analysis, the preliminary excess purchase price over the estimated value of the net assets acquired is being amortized over 20 years. Upon completion of the fair value analysis, adjustments will be made to depreciate the fair value of acquired property, plant and equipment over their estimated useful lives and to amortize goodwill over a period not to exceed 40 years.

In connection with the Acquisition, the Company has developed preliminary plans to rationalize and discontinue operations at certain manufacturing locations, and to eliminate certain general and administrative duties. Management is conducting a detailed evaluation to finalize the timing and extent of the further rationalization of the operations. Any adjustments arising from the finalization of management's plans are expected to be reported as an adjustment to the purchase price of the Acquisition.

Further, the Company has amended certain provisions of its pension plans, modified certain assumptions used to fair value its pension and other postretirement benefit obligations (OPEB), and substantially increased its deferred tax valuation allowance given uncertainties as to whether it is more likely than not that such deferred tax assets will be realized. As a result, the Company's recorded pension and OPEB obligation increased (decreased) by approximately $40.4 million and ($43.5) million respectively, and the deferred tax valuation allowance was increased to eliminate all net deferred tax assets ($54.8 million).

(c)   Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements for the period from September 8, 1998 to September 30, 1998 and as of September 30, 1998, reflect the new basis of accounting of the Acquisition. Periods prior to September 8, 1998 (Predecessor Company) have been presented under the historical cost basis of Republic.

The condensed consolidated financial statement includes the accounts of Republic Engineered Steels, Inc. and its wholly owned subsidiaries, Nimishillen & Tuscarawas Railway Company and The Oberlin Insurance Company. All significant intercompany balances have been eliminated.

(d)   Cash Equivalents

The Company considers all short-term investments with maturities at date of purchase of three months or less to be cash equivalents.

(e)   Long-Lived Assets

Property, plant and equipment are recorded at cost less depreciation accumulated to date. Depreciation is computed on the straight-line method over the estimated useful lives of the assets; the range of useful lives is 39 years for buildings and 3-30 years for machinery and equipment. Accelerated methods are used for income tax purposes.

(f)   Intangibles and Other Assets

Intangible assets consist primarily of deferred loan and bond fees, and in the case of the Predecessor Company, an intangible asset related to the Company's pension plan. The deferred loan and bond fees are being amortized on a straight-line basis over the lives of the related debt instruments.

(g)   Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method. Under that method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes for the period subsequent to the Acquisition reflect the pushdown impact on the consolidated tax position resulting from a change of control.

(h)   Environmental Costs

The Company and other basic steel companies have in recent years become subject to increasingly demanding environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company established a liability for an amount which the Company believes is adequate, based on information currently available, to cover costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

(i )  Use of Estimates

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

In preparation of the condensed consolidated financial statements included herein, the Company uses estimates for, among others, deferred income tax benefits, defined benefit pension obligations, other postretirement benefit obligations, environmental remediation and fair value adjustments related to the Acquisition, all of which are significant to the condensed consolidated financial statements taken as a whole. Changes in circumstances in the near term could have an impact on these estimates, and the change in estimate could have a material effect on the consolidated financial statements.

(j)   Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

(2)   Inventories

Inventories are carried at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method. In connection with the Acquisition, inventories as of September 30, 1998 were adjusted to reflect a new LIFO base cost as of September 8, 1998. Inventories are stated net of assets held for sale and consist of the following:

                                                           (in thousands)
                                                                        Predecessor
                                                                          Company
                                                                     ------------------
                                            September 30, 1998          June 30, 1998
                                          ----------------------     ------------------
Raw materials                              $             11,541      $          12,157
Finished and semi-finished product                      136,045                111,093
Supplies, molds and stools                                1,537                  1,705
                                           =====================     ==================
                                           $            149,123      $         124,955
                                           =====================     ==================


(3)   Long-Term Debt

Long-term debt of the Company consists of the following:

                                                                                      (in thousands)
                                                                                                    Predecessor
                                                                                                      Company
                                                                                                   --------------
                                                                          September 30, 1998        June 30, 1998
                                                                          --------------------     ----------------
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021               $          53,700        $      53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014                   20,200               20,200
9 7/8% First Mortgage Notes due December 15, 2001                                   202,000              200,000
Revolving Credit Agreement                                                              --                   --
Other                                                                                    18                   22
                                                                          --------------------     ----------------
                                                                                    275,918              273,922
Less current maturities of long-term debt                                               --                   --
                                                                          ====================     ================
                                                                          $         275,918        $     273,922
                                                                          ====================     ================



The Company's receivables, inventories, a subsidiary's stock, short-term investments and certain intangible assets secure the Company's revolving credit facility ("Revolving Credit Facility"), which has permitted borrowings up to $115 million. As of September 30, 1998 and June 30, 1998 there were no outstanding borrowings under the Revolving Credit Agreement. The Acquisition has not adversely affected the Company's ability to borrow under its Revolving Credit Agreement.

The Revolving Credit Agreement provides up to $50 million for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to, at the Company's option, (i) the higher of the base rate of BankBoston or 1/2 percent above the Federal funds effective rate, plus 1/2 percent; or (ii) LIBOR plus 2 1/2 percent. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

On October 28, 1994, the Ohio Water Development Authority issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of September 30, 1998 the Company had available approximately $0.6 million from the 1996 Bonds which is classified as restricted cash in the accompanying condensed consolidated balance sheet, and zero from the 1994 Bonds.

The Company's $200,000 First Mortgage Notes ("Notes") represent long-term debt which matures on December 15, 2001. As a result of the Acquisition, the Company was required by the terms of the indenture to offer to purchase any and all of the Notes at a purchase price of $1,010 per $1,000 principal amount, plus accrued and unpaid interest (the "Change of Control Offer"). Such premium has been recorded as a fair value adjustment to the liabilities assumed in the Acquisition with a corresponding increase to the excess purchase price over net assets acquired.

(4)   Environmental Compliance

The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations, and accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company does not anticipate the need to make material expenditures for environmental control measures during the next 24 months. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company believes that these costs are most likely to be in the range of $8,900 to $22,300 over the lives of the Company's facilities. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third-party recoveries. The reserve to cover potential current and non-current environmental liabilities was approximately $14.4 million for both September 30, 1998 and June 30, 1998, substantially all of which is classified as a long-term obligation in the accompanying condensed consolidated balance sheets.

The reserve has been established and is monitored based on continuing reviews of the reserve, each matter comprising the reserve, and whether any new matters should be included in the reserve, using currently available information relative to enacted laws and regulations and existing technology. These reviews are performed periodically by an in-house committee comprised of representatives experienced in environmental matters from the environmental, law, operating and accounting departments in consultation with outside legal and technical experts, as necessary.

(5)  Legal Proceedings

The Company is involved in various legal proceedings, including environmental proceedings with governmental authorities, product liability litigation, and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. The Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(6)  Subsequent Events

On October 5, 1998, the Company commenced an offer to purchase any and all of the Notes at a purchase price of $1,010 per $1,000 principal amount, plus accrued and unpaid interest (the "Change of Control Offer"), which offer expired on November 5 , 1998. The Change of Control Offer was made by the Company in order to comply with the terms of the Indenture dated as of December 15, 1993, between the Company and Bankers Trust Company, as trustee, governing the Notes. Approximately $28.1million principal amount of Notes was tendered in accordance with the Change of Control Offer. The purchase of the tendered Notes was assigned to affiliates of the Lenders (as defined below).

On October 29, 1998 the Company commenced a new offer to purchase any and all of the outstanding Notes at a purchase price of $1,042.30 per $1,000 principal amount plus accrued and unpaid interest.The Offer is scheduled to expire on June 30, 1999.

For the purpose of funding the Change of Control Offer and the Offer, the Company entered into an additional senior credit facility (the "Bridge Facility") with The Chase Manhattan Bank, DLJ Bridge Finance, Inc. and BankBoston N.A. (the "Lenders") which provides for $208.46 million of borrowings. All loans made under the Bridge Facility convert into long term loans one year from the date of initial borrowing, and accordingly the Notes remain classified as long-term in the accompanying condensed consolidated balance sheet as of September 30, 1998.

The Company recently entered into a five-year master collective bargaining agreement (the "Master CBA") and related settlement agreement (the "Settlement Agreement") with the United Steelworkers of America (the "USWA"). Management believes that the Master CBA will offer the Company the flexibility to rationalize its cost structure so that it may continue to invest in the business to maintain a position as a low-cost supplier. The Settlement Agreement provides for voluntary early retirement buyout packages ("ERBs") and a voluntary severance plan ("VSP") for the purpose of permanently reducing the number of USWA-represented hourly employees by more than 1,400 over the next four years. The Master CBA allows the Company to reduce the number of job classifications at all USWA-covered facilities to five from over 34 at certain facilities thereby permitting employees to be assigned a wider range of responsibilities.

The Settlement Agreement provides for a voluntary "Early Retirement Buyout" and a "Voluntary Severance Plan" which will be made available to hourly workers at the Republic facilities. The purpose of these programs is to reduce the hourly workforce at these facilities by a net reduction of over 1,400 hourly employees. Because these programs are voluntary, however, it is uncertain whether the Company will be able to effect the full headcount reduction contemplated. Under the terms of the Settlement Agreement, if the programs are not successfully implemented, the Company will have the flexibility to reduce the hourly workforce by approximately 300 employees. Pursuant to the Master CBA, USWA represented employees will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Technologies Inc., (2) the Company will fund the pension plan with an approximate $27 million initial contribution (or the establishment of a letter of credit in such amount) and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999 (which is also supported by a letter of credit). On November 4, 1998, the Company established letters of credit drawn under its Revolving Credit Agreement in an aggregate amount of approximately $47 million in relation to these obligations. Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule:
$7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. As a result, the Company's aggregate pension obligation as of September 30, 1998 of $52.3 million is classified as a current liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. However, the discussion below compares the three month period ended September 30, 1998 with the three month period ended September 30, 1997. Even though there may be a new basis of accounting, this comparison provides more meaningful information of the core operations of the Company. Any significant acquisition related items affecting operations are discussed where applicable.

Three months ended September 30, 1998 compared with the Three months ended September 30, 1997

Net sales from continuing operations for the first quarter of fiscal year 1998 totaled approximately $157.5 million on 233,694 net tons of steel shipments compared to net sales from continuing operations of approximately $158.9 million and shipments of 240,830 net tons for a year ago quarter. Despite a 3.0% decrease in shipping volume, sales revenue decreased only 0.9% as the Company's average selling price per ton increased 2.1% to $674 per ton versus $660 per ton in the year earlier quarter. The increase is the result of a higher percentage of value added cold finished products and by generally higher selling prices for hot rolled and cold finished products.

Cost of products sold in continuing operations increased to $149.7 million or $641 per ton shipped versus $143.8 million or $597 per ton shipped for the year ago quarter. The manufacturing costs for the year ago quarter benefited from a credit of approximately $3.2 million reflecting an independent re-assessment of probable environmental liabilities for certain historical waste disposal sites and a $0.7 million gain representing proceeds in excess of expenses relating to certain demolition projects. Manufacturing costs in 1998 include approximately $3.0 million in signing bonuses and $0.7 million in defined benefit costs associated with the new five-year labor agreement. In addition scrap and other raw material costs moderated versus the year earlier quarter representing 19.2% of total cost of goods sold compared to 25.4% in the year earlier quarter.

Selling, general and administrative expenses totaled approximately $23.5 million for the current quarter versus $8.9 million during the year earlier quarter and represent approximately 14.9% and 5.6% of sales revenue, respectively. The increase is primarily due to one-time costs related to the Acquisition of approximately $13.8 million.

Net periodic postretirement benefit charges totaled approximately $2.7 million for the quarter ended September 30, 1998, a decrease of approximately $1.0 million versus the same quarter one year ago. The net change was due primarily to a reduction in the discount rate assumption from 8% to 7% and a reduction in the medical rate trend assumption from 5.5% to 4.5%.

There was no charge for non-cash ESOP charges in the current quarter versus a charge of $6.7 million in the year ago quarter. The decrease reflects the final ESOP loan payment during the third quarter of fiscal year 1998.

Net cash interest expense totaled approximately $6.6 million for the first quarter of fiscal 1999 versus $6.4 million for fiscal year 1998. The increase is the result of increased borrowings associated with the Acquisition.

IMPACT OF INFLATION AND CHANGING PRICES

The Company does not believe that inflation has or will have a significant impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments as of September 30, 1998 totaled $3.7 million compared to $22.7 million as of June 30, 1998..

The Company's Revolving Credit Agreement, which has permitted borrowings up to $115 million expires on April 25, 2000, and is secured by the Company's receivables, inventories, subsidiary stock, short-term investments and certain intangible assets. As of September 30, 1998 and June 30, 1998 the Company had no outstanding borrowings under the Revolving Credit Agreement

The Revolving Credit Agreement provides up to $50 million for letters of credit. Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to, at the Company's option, (i) the higher of the base rate of Bank Boston or 1/2 percent above the Federal funds effective rate, plus 1/2 percent; or (ii) LIBOR plus 2 1/2 percent. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of September 30, 1998 the Company had available $0.6 million from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

The Acquisition by RES Acquisition of Republic was funded by a cash contribution from RES Holding to RES Acquisition of approximately $160.5 million including deal related expenses. The Republic Acquisition and related fees and expenses were financed through i.) $95.5 million in a capital contribution by RES Holding from the sale by RES Holding of its common stock to each Blackstone and its affiliates, Veritas and HVR Holdings, L.L.C. ("HVR"), and ii.) borrowings of approximately $65.0 million under the Credit Agreement, dated September 8, 1998 between RES Holding and Chase Manhattan Bank ("Chase"), as Administrative Agent.

It is anticipated that the Company will refinance any remaining Notes and additional indebtedness incurred in connection with the Acquisition, in order to facilitate a business combination with Bar Technologies Inc. ("Bar Tech"), a Delaware corporation also controlled by Blackstone and Veritas. Bar Tech produces and markets hot rolled engineered and cold finished steel bar products directly to the automotive, machinery, industrial equipment and tool industries, and to cold finished bar producers, independent forgers and steel service centers.

On October 5, 1998, the Company commenced an offer to purchase any and all of the Notes at a purchase price of $1,010 per $1,000 principal amount, plus accrued and unpaid interest, which offer expired on November 5, 1998. The Change of Control Offer was made by the Company in order to comply with the terms of the Indenture dated as of December 15, 1993 (the "Indenture"), between the Company and Bankers Trust Company, as trustee, governing the Notes. Approximately $28.1 million principal amount of Notes was tendered in accordance with the Change of Control Offer. The purchase of the tendered Notes was assigned to affiliates of the Lenders.

On October 29, 1998 the Company commenced a new offer to purchase any and all of the outstanding Notes at a purchase price of $1,042.30 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). The offer is scheduled to expire on June 30, 1999. The Offer is irrevocable and, while subject to certain conditions, is not subject to a financing condition. Borrowings under the Bridge Agreement are subject to certain conditions. The inability on the part of the Company to borrow under the Bridge Agreement to fund the Offer would likely have a material adverse affect on the financial condition, results of operations and business of the Company.

For the purpose of funding the Change of Control Offer and the Offer, the Company entered into an additional senior credit facility (the "Bridge Facility") with The Chase Manhattan Bank, DLJ Bridge Finance, Inc. and BankBoston N.A. (the "Lenders") which provides $208.5 million of borrowings. In connection with the Bridge Agreement, the Company granted the Lenders a lien on the CAST ROLL(Trade Mark) facility, which lien is shared on an equal and ratable basis with holders of the Notes. All loans made under the Bridge Facility convert into long term loans one year from the date of initial borrowing, and accordingly the Notes remain classified as long-term in the accompanying condensed consolidated balance sheet.

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Technologies Inc., (2) the Company will fund the pension plan with an approximate $27 million initial contribution (or the establishment of a letter of credit in such amount) and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999 (which is also supported by a letter of credit). On November 4, 1998, the Company established letters of credit drawn under its Revolving Credit Agreement in an aggregate amount of approximately $47 million in relation to these obligations. Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule:
$7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments.

The Company believes that its cash on hand, cash flows provided from operations and borrowings available under its current financing arrangements will be sufficient to meet its liquidity needs until payments become due under the Bridge Facility, prior to which the Company intends to refinance substantially all of its long and short term credit facilities. However, there can be no assurance that the Company will successfully refinance its credit facilities at that time.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Many computer systems will experience problems handling dates beyond the year 1999. Certain of the Company's computer systems will be affected by the Year 2000 issue. The Company is currently in the process of replacing existing computer systems in an effort to improve its processes relating to financial and operational information. These initiatives include technology that will be Year 2000 compliant when implemented. Although the Acquisition has modified the Company's Year 2000 compliance strategy, the Company is anticipating it will be Year 2000 compliant in mid 1999, but the Company cautions that it might encounter unexpected delays which could delay full compliance beyond that date. Year 2000 contingency plans are currently being formulated by management. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life. The cost of the systems upgrade is estimated at $10.0 million, of which $8.0 million has been spent to date. The project is being funded through operating cash flows.

The Company is currently assessing the impact of the Year 2000 issue as it relates to its suppliers and customers. There can be no assurance that the systems of other companies on which the Company's business relies will be converted timely and as a result, the Company's business and operations could be materially adversely affected. The amount of any potential liability and/or lost revenue to the Company cannot be reasonably estimated at this time.

Statements included in this filing with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following: i.) any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans for the combination of the Company with Bar Technologies Inc.; ii.) the ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase its sales, maintain high product quality and provide for customer service programs; iii.) the Company's ability to obtain favorable financing for the combined company; and iv.) the Company is subject to a variety of competitive factors such as international competition, the financial strength of its competitors and the Company's ability to establish a favorable position in the steel making and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steel making industry.

In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, the Company may need to borrow funds under its Revolving Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is already highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates for its Revolving Credit Agreement only with other debt instruments being fixed-rate. The Company is not exposed to foreign exchange rates or market indexed raw material price fluctuations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are occasionally involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters are not expected to materially affect the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities

The Company and Bankers Trust Company, as Trustee have entered into a Supplemental Indenture dated as of November 4, 1998 (the "Supplemental Indenture") amending and supplementing certain terms of the Indenture dated December 15, 1993 between the Company and the Trustee (the "Original Indenture") relating to the 9 7/8% First Mortgage Notes Due 2001 (the "Notes").

The changes made by the Supplemental Indenture are summarized below. Capitalized terms used herein but not otherwise defined have meanings ascribed thereto in the Original Indenture.

         1.The covenant regarding Change of Control Offers was revised to expressly permit the Company to assign its rights under such covenant as they may relate to all or any portion of the Notes tendered in a Change of Control Offer. Pursuant to the terms of the Supplemental Indenture, to the extent of any such assignment, the Company's obligations under the covenant to purchase Notes shall be discharged if an assignee shall (i) purchase such Notes or portions thereof validly tendered and not properly withdrawn pursuant to the Change of Control offer as to which the assignment is made and (ii) deposit with the Paying Agent money sufficient to pay the purchase price of all Notes or portions thereof so tendered in connection with the assignment, whereupon such assignee shall be entitled to have delivered to it or to its nominee the Notes so purchased. Notwithstanding the foregoing, no such assignment shall relieve the Company of its obligations under the Change of Control Offer covenant in the event that an assignee shall fail to deposit with the Paying Agent money sufficient to pay the purchase price in respect of Notes or portions thereof as to which an assignment has been made. The Supplemental Indenture also indicates that nothing contained in the covenant as amended shall imply or create any liability by the assignee to any Holder should the assignee fail to make such deposit and purchase the assigned Notes nor shall any assignee have any liability in respect of the Change of Control Offer. The Supplemental Indenture also requires any Notes acquired by an assignee pursuant to an assignment by the Company or acquired by the Company and held for the account of the Company shall take the form of certificated securities and that such certificated securities bear a legend specifying certain applicable transfer restrictions.

         2. The Supplemental Indenture also corrected a defect in the Original Indenture by providing that the Company shall (i) accept for payment Notes or portions thereof tendered pursuant to the Change of Control Offer, (ii) deposit with the paying Agent money sufficient to pay the purchase price of all Notes or portions thereof so tendered and accepted, on the Business Day immediately following the Change of Control Payment Date (but in no event later than 60 days following the Change of Control Date), provided that the payment for such Notes shall include accrued and unpaid interest, if any, to such Business Day immediately following the Change of Control Payment Date on which such purchase price is paid. This provision corrects a defect in the Original Indenture which called for the Change of Control Offer to remain open until 5:00 p.m. on the Change of Control Payment Date, and thus requiring that payment be made after the close of business and making it impossible to pay in immediately available funds.

         3. Finally, the Supplemental Indenture expanded the scope of one of the Events of Default to provide that it shall be an Event of Default if the Company defaults in performance of any tender offer made by the Company for the Notes and such default or breach continues for a period of 30 days after written notice to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% in aggregate principal amount of the outstanding Notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

In anticipation of the completion of the combination (the "Combination") of the Company and Bar Technologies Inc. ("BarTech"), a consolidation plan (the "Consolidation Plan") has been developed which will build on initiatives already under way at BarTech and Republic. The Consolidation Plan is expected to create a more efficient, higher quality base of production facilities operated by a smaller and more flexible labor force under new labor agreements. The Consolidation Plan will focus on reducing operating costs primarily through headcount reductions and a multi-year capital investment program expected to exceed $300 million with the objective of rationalizing and modernizing the production facilities of the combined entity. To the extent that the Combination is delayed, the timing for full implementation of the Consolidation Plan may be extended and its cost may increase. There are several initiatives which the Company expects to pursue regardless of the timing of the Combination and the implementation of the Consolidation Plan. Depending on when the Combination is completed, measures which the Company may take prior to the Combination may include the closure of the Company's high-cost low productivity ingot route at Canton, Ohio, the expansion of the capacity of the CAST-ROLL facility and the closure of one hot-rolling mill and one cold-finishing mill, which closure may be coupled with capital investments in new facilities and/or equipment.

In addition, in order to reduce overhead and improve customer service, the Company and BarTech are combining their sales efforts and commencing marketing their respective steel products jointly under the combined brand name "Republic Technologies International" using a single sales force (however, each customer purchase order for steel products continues to be entered into directly with either the Company or BarTech, as appropriate). The cost of such joint marketing efforts are borne ratably by the Company and BarTech based upon their respective sales volumes achieved through such joint marketing.

The Company and BarTech anticipate forming a joint venture (the "Marketing JV") in the near future to further formalize the foregoing arrangements and continue to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. It is anticipated that the Marketing JV will be named "Republic Technologies International Marketing, LLC", will be owned by the Company and BarTech in proportions expected to be determined based upon the companies' respective sales and will fill purchase orders for steel products either by purchasing such steel products from the Company and/or BarTech, as appropriate for a particular order (at a price based upon the price paid for such steel production by the underlying customer, less a specified "markup" designed to cover the Marketing JV's operating expenses), or by in certain cases allocating such purchase orders to the Company or BarTech and receiving a sales commission designed to cover the Marketing JV's operating expenses.

Item 6.  Exhibits and Reports on Form 8-K

         a.)   Exhibits

                  (10.27) Supplemental Indenture dated as of November 6, 1998 between the Company and Bankers Trust Company.

                  (10.28) Memorandum of Understanding dated November 2, 1998 between the Pension Benefit Guaranty Corporation and RES Holding Corporation.

                  (27)     Financial Data Schedule

                  (99.1) Offer to Purchase 9 7/8% First Mortgage Notes Due 2001 of the Company dated October 29, 1998.

                  (99.2) Letter of Transmittal to Tender 9 7/8% First Mortgage Notes Due 2001 of the Company Pursuant to the Offer to Purchase dated October 29, 1998.


         b.)   Reports on Form 8-K

         A report on Form 8-K was filed on September 8, 1998 by the Company announcing that the tender offer made by RES Acquisition Corporation ("RES Acquisition") was completed. RES Acquisition was formed by limited partnerships for which Blackstone Capital Partners II Merchant Banking Fund L. P. and Veritas Capital Partners L. P. serve as general partners.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REPUBLIC ENGINEERED STEELS, INC.

                                         By: /s/ Thomas N. Tyrrell
                                         ---------------------------------------
                                         Thomas N. Tyrrell
                                         Chief Executive Officer

                                         By: /s/ John B. George
                                         ---------------------------------------
                                         John B. George
Date: November 16, 1998                  Vice President of Finance and Treasurer