Form 10-Q
period 1998-12-31
REPUBLIC ENGINEERED STEELS INC
filed 1999-02-16
CIK 913883

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



  For the quarter ended December 31, 1998      Commission File Number: 0-25900
                                                                       -------



                        REPUBLIC ENGINEERED STEELS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)






              DELAWARE                               52-1635079
  -------------------------------         ---------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)



     410 OBERLIN ROAD, S.W.
      MASSILLON, OHIO  44647                     (330) 837-6000
  -------------------------------         ---------------------------------
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
                                                    X   Yes     No
                                                   ---      ---



        None of the voting securities of Republic Engineered Steels, Inc.
                          are held by non-affiliates.

                        REPUBLIC ENGINEERED STEELS, INC.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

        Item 1.     Financial Statements                                                                Page No.

                    Condensed  Consolidated  Statements of  Operations  for the Three Month Periods
                    Ended December 31, 1998 and 1997                                                           3

                    Condensed  Consolidated  Statements of Operations for the Period from September
                    8, 1998 to December  31,  1998,  the Period from July 1, 1998 to  September  7,
                    1998 and the Six Month Period Ended December 31, 1997                                      4

                    Condensed  Consolidated  Balance  Sheets as of  December  31, 1998 and June 30,
                    1998                                                                                   5 - 6

                    Condensed  Consolidated  Statements of Cash Flows for the Period from September
                    8, 1998 to December  31,  1998,  the Period from July 1, 1998 to  September  7,
                    1998 and the Six Month Period ended December 31, 1997                                      7

                    Notes to Condensed Consolidated Financial Statements                                  8 - 14

        Item 2.     Management's  Discussion  and  Analysis of Financial  Condition  and Results of
                    Operations                                                                           14 - 18

        Item 3.     Quantitative & Qualitative Disclosures About Market Risk                                  18

                                              PART II - OTHER INFORMATION
                                              ---------------------------

        Item 1.     Legal Proceedings                                                                         19
        Item 2.     Changes in Securities                                                                     19
        Item 3.     Defaults Upon Senior Securities                                                           20
        Item 4.     Submissions of Matters to a Vote of Security Holders                                      20
        Item 5.     Other Information                                                                         20
        Item 6.     Exhibits and Reports on Form 8-K                                                          21
                    Signatures                                                                                22



                                                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                            (In thousands of dollars)
                                   (Unaudited)

                                                                     PREDECESSOR
                                                                       COMPANY
                                                                      Note 1 (c)
                                                                   -----------------
                                                Three Month          Three Month
                                               Period Ended         Period Ended
                                              December 31, 1998    December 31, 1997
                                              -----------------    -----------------
Net sales                                          $    147,507         $    165,456

Cost of products sold (including
depreciation of $5,661 and $6,163, respectively)        139,889              147,726
                                                   ------------         ------------
     Gross profit                                         7,618               17,730

Selling expenses                                          2,496                1,702

General and administrative expenses                      14,776                8,557

Postretirement benefits charges                           1,794                3,426

Non-cash ESOP charges                                        --                6,881

Other charges (credits), net:
     Interest expense                                    12,230                6,575
     Interest income                                       (148)                (145)
     Miscellaneous, net                                  (5,554)                 (63)
                                                   ------------         ------------

Loss from continuing operations
  before income taxes                                   (17,976)              (9,203)

Income tax benefit                                           --                1,840
                                                   ------------         ------------

Loss  from continuing operations                        (17,976)              (7,363)

Income from discontinued operations, net of
  income tax expense of $383  (Note 4)                       --                1,533
                                                   ------------         ------------

Net loss                                           $    (17,976)        $     (5,830)
                                                   ============         ============



The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE PERIOD FROM SEPTEMBER 8, 1998 TO
               DECEMBER 31, 1998, THE PERIOD FROM JULY 1, 1998 TO
       SEPTEMBER 7, 1998 AND THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                   PREDECESSOR COMPANY (Note 1(c))
                                                                            -----------------------------------------
                                                        Period from
                                                        September 8,            Period from              Six Month
                                                          1998 to            July  1, 1998 to           Period Ended
                                                        December 31,            September 7,             December 31,
                                                           1998                    1998                     1997
                                                      ----------------     ------------------      -----------------
Net sales                                                 $    200,719           $    102,955           $    323,031

Cost of products sold (including depreciation
of $7,504, $4,178 and $12,309, respectively)                   190,379                 97,883                290,249
                                                          ------------           ------------           ------------

     Gross profit                                               10,340                  5,072                 32,782

Selling expenses                                                 3,086                  1,216                  3,383

General and administrative expenses                             19,219                 17,233                 15,732

Postretirement benefits charges                                  2,389                  6,853
                                                                                                               2,082

Non-cash ESOP charges                                               --                     --                 13,569

Other charges (credits), net:
     Interest expense                                           14,797                  4,378                 13,147
     Interest income                                              (207)                  (236)                  (278)
     Miscellaneous, net                                         (5,669)                  (153)                  (169)
                                                          ------------           ------------           ------------

Loss from continuing operations
  before income taxes                                          (23,275)               (19,448)               (19,455)

Income tax benefit                                                  --                     --
                                                                                                               3,896
                                                          ------------           ------------           ------------

Loss from continuing operations                                (23,275)               (19,448)               (15,559)

Income (loss) from discontinued operations, net of
  income tax benefit (expense) of $0 and ($512),
  respectively (Note 4)                                             --                   (298)                 2,023
                                                          ------------           ------------           ------------

Net loss                                                  $    (23,275)          $    (19,746)          $    (13,536)
                                                          ============           ============           ============



The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31,1998 AND JUNE 30, 1998
                            (In thousands of dollars)


                                                                                                   PREDECESSOR COMPANY
                                                                                                   --------------------
                                                                     December 31,                       June 30,
                                                                         1998                             1998
                                                                   --------------                  --------------------
                                                                     (Unaudited)
          ASSETS
Current assets:
  Cash and cash equivalents                                         $    3,760                           $   22,675
  Receivables, less allowance for doubtful accounts of
    $1,594 and $1,575, respectively                                     48,437                               61,038
  Receivables due from affiliate (Note 5)                               12,519                                   --
  Inventories  (Note 2)                                                151,443                              124,955
  Prepaid expenses                                                       7,293                                2,844
  Deferred income taxes                                                     --                                7,902
  Assets held for sale  (Note 4)                                        29,872                               42,440
  Other current assets                                                     856                                  404
                                                                    ----------                           ----------
     Total current assets                                              254,180                              262,258
                                                                    ----------                           ----------

Property, plant and equipment, net                                     261,957                              290,721
Intangibles and other assets, net                                        9,625                               24,471
Restricted cash                                                            337                                  715
Deferred income taxes                                                       --                               46,927
Receivables due from affiliate, non-current (Note 5)                        --                                  531
Assets held for sale  (Note 4)                                          11,687                               11,903
Excess purchase price over net assets acquired (Note 1(b))             175,566                                   --
                                                                    ----------                           ----------

     TOTAL ASSETS                                                   $  713,883                           $  636,995
                                                                    ==========                           ==========





The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31,1998 AND JUNE 30, 1998
                            (In thousands of dollars)

                                                                                                  PREDECESSOR
                                                                                                   COMPANY
                                                                                                  -----------
                                                                             December 31,           June 30,
                                                                                 1998                 1998
                                                                            -------------         -----------
                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                                         $  68,200           $      --
  Defined benefit pension obligation  (Note 8)                                     62,001                  --
  Other current liabilities  (Note 6)                                             103,330             103,121
                                                                                ---------           ---------
     Total current liabilities                                                    233,531             103,121

Long-term debt  (Note 3)                                                          293,521             273,922
Other postretirement benefits                                                      95,712             131,256
Defined benefit pension obligation  (Note 8)                                        4,848              12,178
Accrued environmental costs  (Note 6)                                              13,057              13,746
Other liabilities                                                                   1,035               1,301
                                                                                ---------           ---------
     Total liabilities                                                            641,704             535,524

Commitments and contingencies  (Notes 3,6,7, and 8)                                    --                  --

Stockholders' equity:
  Special preferred stock, $.01 par value; one share
     authorized,  no share issued and outstanding at December 31,
     1998, one share issued and outstanding at June 30,
     1998, liquidation value of $1,500                                                 --                   2
  Common stock, $0.01 par value; authorized 27,000,000 shares:
     19,706,578 shares issued and outstanding at December 31, 1998 and
     19,707,923 shares issued at June 30, 1998                                        197                 197
  Additional paid-in-capital                                                       95,257             275,270
  Accumulated deficit                                                             (23,275)           (173,990)
                                                                                ---------           ---------
                                                                                   72,179             101,479

Less treasury stock, at cost, no shares at December 31, 1998
   and 1,345 shares at June 30, 1998                                                   --                   8
                                                                                ---------           ---------
     Total stockholders' equity                                                    72,179             101,471

                                                                                ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 713,883           $ 636,995
                                                                                =========           =========




The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIOD FROM SEPTEMBER 8, 1998 TO DECEMBER 31, 1998,
                        THE PERIOD FROM JULY 1, 1998 TO
                   SEPTEMBER 7, 1998 AND THE SIX MONTH PERIOD
                             ENDED DECEMBER 31, 1997
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                                  PREDECESSOR COMPANY
                                                                                    ------------------------------------------
                                                                Period from            Period from                Six Month
                                                             September 8, 1998       July 1, 1998 to           Period Ended
                                                              to December 31,          September 7,            December 31,
                                                                   1998                    1998                    1997
                                                            ------------------      -------------------      -----------------
Cash flows from operating activities:
     Net loss                                               $          (23,275)     $          (19,746)     $          (13,536)
     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                   12,879                   4,934                  14,565
        Non-cash ESOP charges                                               --                      --                  14,759
        Deferred income tax benefit                                         --                      --                  (3,384)
        Change in operating assets and liabilities:
          (Increase) decrease in working capital                         7,180                   1,897                 (20,821)
          (Increase) decrease in other operating assets
             and liabilities                                           (12,924)                    732                     534
                                                            ------------------      ------------------      ------------------
               Total adjustments                                         7,135                   7,563                   5,653
                                                            ------------------      ------------------      ------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (16,140)                (12,183)                 (7,883)
                                                            ------------------      ------------------      ------------------

Cash flows from investing activities:
      Additions to property, plant and equipment                        (5,178)                 (6,139)                 (4,936)
      Acquisition, net of cash acquired                               (156,458)                     --                      --
                                                            ------------------      ------------------      ------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (161,636)                 (6,139)                 (4,936)
                                                            ------------------      ------------------      ------------------

Cash flows from financing activities:
      Net borrowings under revolving credit facility                    13,700                      --                   5,792
      Proceeds from environmental financing                                 --                      --                      75
      Proceeds from bridge loan                                         65,045                      --                      --
      Capital contribution                                              95,455                      --                      --
      Other financing activities, net                                    7,336                    (312)                    950
                                                            ------------------      ------------------      ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    181,536                    (312)                  6,817
                                                            ------------------      ------------------      ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,760                 (18,634)                 (6,002)

Cash and cash equivalents-beginning of  period                              --                  22,675                   6,412
                                                            ------------------      ------------------      ------------------
Cash and cash equivalents-end of period                     $            3,760      $            4,041      $              410
                                                            ==================      ==================      ==================

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                    $           14,820      $           13,147
                                                                                                            $                4
                                                            ==================      ==================      ==================

  Cash paid for income taxes                                $               --      $               --      $               --
                                                            ==================      ==================      ==================

The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER RELATED INFORMATION

(a)   General

The condensed consolidated financial statements included herein have been prepared by Republic Engineered Steels, Inc. ("Republic" or the "Company") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, the condensed consolidated financial statements of the Predecessor Company (see further discussion below) should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1998, included in the Predecessor Company's Form 10-K, filed with the Securities and Exchange Commission.

Republic is a major producer of special bar quality steel and specialty steel bar products for the automotive, heavy equipment manufacturing, aerospace and power generation industries. Special bar quality steel bars are higher quality hot-rolled and cold-finished carbon and alloy steel bars, and specialty steels are stainless, tool and vacuum re-melted steels. The Company is organized into three operating divisions: hot-rolled, cold-finished and specialty steels. In connection with the acquisition by RES Acquisition, as more fully described below, the Company intends to sell its specialty steels division, and accordingly, the accompanying condensed consolidated financial statements reflect that division as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Pursuant thereto, all revenues and expenses related to the specialty steels division have been segregated from continuing operations of Republic for all periods presented.

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

On September 8, 1998, Blackstone Management Associates II L.L.C. ("Blackstone") and Veritas Capital Management, L.L.C. ("Veritas"), serving as general partners for limited partnerships, acquired Republic in a cash tender offer of $7.25 for each Republic common share (the "Acquisition"). RES Holding Corporation ("RES Holding") and its wholly owned subsidiary, RES Acquisition Corporation ("RES Acquisition") were formed for the purpose of acquiring Republic. The cash price paid totaled approximately $160.5 million, including transaction related expenses. The sources of funds contributed to RES Acquisition consisted of i.) $95.5 million in a capital contribution by RES Holding from the issuance of its common stock to Blackstone and its affiliates, Veritas and HVR Holdings, L.L.C. and ii.) borrowings of approximately $65.0 million under a short term bridge loan credit facility dated September 8, 1998 between RES Holding and Chase Manhattan Bank, as Administrative Agent. Republic was acquired by RES Acquisition on September 8, 1998 and subsequently, RES Acquisition was merged with and into Republic on September 21, 1998.

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. Given the timing of the Acquisition, fair value analysis of the net assets acquired, including appraisals of property and equipment, are not yet completed. Based upon preliminary assessments through December 31, 1998, the purchase price and related acquisition expenses exceeded net assets acquired by approximately $178.0 million. Fair value adjustments, once finalized, may materially increase or decrease this number. Pending completion of the fair value analysis, the preliminary excess purchase price over the estimated value of the net assets acquired is being amortized over 20 years. Upon completion of the fair value analysis, adjustments will be made to depreciate the fair value of acquired property, plant and equipment over their estimated useful lives and to amortize goodwill over a period not to exceed 40 years.

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

As discussed in Note 8, the Company plans to reduce the hourly workforce through voluntary retirement and severance programs. During the quarter ended December 31, 1998, 200 voluntary Early Retirement Buyout ("ERB") packages were accepted. The actuarially determined costs associated with the accepted ERB's, $14.5 million, has been recorded during the quarter ended December 31, 1998 as an increase in pension liabilities with a corresponding increase to the excess purchase price over net assets acquired.

(c)   Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements for the period from September 8, 1998 to December 31, 1998 and as of December 31, 1998, reflect the new basis of accounting of the Acquisition. Periods prior to September 8, 1998 (Predecessor Company) have been presented under the historical cost basis of Republic.

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

(e)   Inventories

Inventories are carried at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method. Inventories are stated net of assets held for sale.

(f)   Long-Lived Assets

Property, plant and equipment are recorded at cost less depreciation accumulated to date. Depreciation is computed on the straight-line method over the estimated useful lives of the assets; the range of useful lives is 39 years for buildings and 3-30 years for machinery and equipment. Accelerated methods are used for income tax purposes.

(g)   Intangibles and Other Assets

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

(i)   Environmental Costs

The Company and other steel companies have in recent years become subject to increasingly demanding environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company established a liability for an amount which the Company believes is adequate, based on information currently available, to cover costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

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

(2)   INVENTORIES

In connection with the Acquisition, inventories at December 31, 1998 reflect a new LIFO base cost as of September 8, 1998. Inventories of the Company at December 31, 1998 and June 30, 1998 were as follows:

                                                                     (in thousands)
                                                                                     Predecessor
                                                                                       Company
                                                                                  ------------------
                                                       December 31, 1998            June 30, 1998
                                                       ----------------------     ------------------
Raw materials                                          $              11,426      $          12,157
Finished and semi-finished product                                   138,639                111,093
Supplies, molds and stools                                             1,378                  1,705
                                                       ----------------------     ------------------
                                                        $            151,443      $         124,955
                                                       ======================     ==================



(3)   LONG-TERM DEBT

Long-term debt of the Company consists of the following:


                                                                                          (in thousands)
                                                                                                     Predecessor
                                                                                                       Company
                                                                                                   ----------------
                                                                          December 31, 1998         June 30, 1998
                                                                          --------------------     ----------------
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021                    $       53,700      $      53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014                     20,200             20,200
9 7/8% First Mortgage Notes due December 15, 2001                                     203,615            200,000
Revolving Credit Agreement                                                             13,700                 --
Other                                                                                   2,306                 22
                                                                          --------------------     ----------------
                                                                                      293,521            273,922
Less current maturities of long-term debt                                                  --                 --
                                                                          --------------------     ----------------
                                                                                 $    293,521      $     273,922
                                                                          ====================     ================



The amended and restated Revolving Credit Agreement ("Revolving Credit Agreement"), which expires April 25, 2000, permits borrowings up to $115 million and is secured by the Company's receivables, inventories, stock of a subsidiary, short-term investments and certain intangible assets. As of December 31, 1998 and June 30, 1998, amounts outstanding under the Revolving Credit Agreement were $13.7 million and $0, respectively. The Acquisition has not adversely affected the Company's ability to borrow under its Revolving Credit Agreement.

At December 31, 1998, the Company had letters of credit drawn under its Revolving Credit Agreement of approximately $47.0 million, which served as collateral for future funding obligations to the Pension Benefit Guarantee Corporation. Subsequent to December 31, 1998, the letters of credit had been reduced to $20.0 million following the Company's initial funding contribution.

Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to, at the Company's option, (i) the higher of the base rate of BankBoston or 1/2 percent above the Federal funds effective rate, plus 1/2 percent; or (ii) LIBOR plus 2 1/2 percent. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable." Amounts available at December 31, 1998 under the Revolving Credit Agreement were $40.4 million. Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

On October 28, 1994, the Ohio Water Development Authority issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLLTM facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLLTM facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of December 31, 1998 the Company had available approximately $0.3 million from the 1996 Bonds which is classified as restricted cash in the accompanying condensed consolidated balance sheet, and zero from the 1994 Bonds.

The Company's $200 million 9 7/8% First Mortgage Notes ("Notes") mature on December 15, 2001. As a result of the Acquisition, the Company was required by the terms of the indenture to offer to purchase any and all of the Notes at a purchase price of $1,010 per $1,000 principal amount, plus accrued and unpaid interest (the "Change of Control Offer"). Such premium has been recorded as a fair value adjustment to the liabilities assumed in the Acquisition with a corresponding increase to the excess purchase price over net assets acquired.

On October 5, 1998, the Company commenced the Change of Control Offer which expired on November 5, 1998. Approximately $28.1 million principal amount of Notes was tendered in accordance with the Change of Control Offer. The purchase of the tendered Notes was assigned to affiliates of the Lenders (as defined below).

On October 29, 1998, the Company commenced a new offer to purchase any and all of the outstanding Notes at a purchase price of $1,042.30 per $1,000 principal amount plus accrued and unpaid interest (the" Offer"). The Offer is scheduled to expire on June 30, 1999. The Company is accruing the Offer premium over the period of the Offer.

For the purpose of funding the Change of Control Offer and the Offer, the Company entered into an additional senior credit facility (the "Bridge Facility") with The Chase Manhattan Bank, DLJ Bridge Finance, Inc. and BankBoston N. A. (the "Lenders") which provides for up to $208.5 million of borrowings. In November 1999, any outstanding loans under the Bridge Facility convert into long-term loans and accordingly, the Notes remain classified as long-term in the accompanying condensed consolidated balance sheet as of December 31, 1998.

The interest rate on borrowings under the Bridge Facility will be LIBOR (adjusted to include statutory reserves) plus a margin, increased by 0.5% every three months, subject to a maximum rate of 15.5% per annum. In the event of any borrowings under the Bridge Facility, the Company will pay certain fees and RES Holding will make available warrants to purchase a portion of the common equity of RES Holding. Such fees are subject to partial refund if the Company refinances the Bridge Facility. Any warrants will be initially held under certain circumstances in escrow and all or a portion of such warrants may be subsequently released to the Lenders or to the holders of the loans, or if the loans are refinanced, returned to RES Holding. Through December 31, 1998, no amounts have been borrowed under the Bridge Facility.

(4)   DISCONTINUED OPERATIONS

In connection with the Acquisition, the Company intends to sell its specialty steels division, and accordingly, the accompanying consolidated financial statements reflect that division as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. All revenues and expenses related to the specialty steels division since the Acquisition date have been reported as adjustments to the purchase price of the Acquisition.

Summarized results of discontinued operations for the specialty steels division are as follows:

                                                                                                    PREDECESSOR COMPANY
                                                                                              ------------------------------
                                                                                                 Period From       Six Month
                                                Three Months Ended             Period From      July 1, 1998     Period Ended
                                                     December 31,           September 8, 1998   to September 7,   December 31,
                                               1998               1997      December 31, 1998        1998             1997
                                         -----------------------------------------------------------------------------------
Net sales                                $     15,058      $     27,551     $     21,169      $     14,533      $     54,468
Gross profit                                     (779)            3,624             (908)              410             5,871
Income (loss) before income taxes              (1,230)            1,916           (1,736)             (298)            2,535
Provision (benefit) for income taxes               --               383               --                --              (512)
                                         -----------------------------------------------------------------------------------
Net income (loss)                        $     (1,230)     $      1,533     $     (1,736)     $       (298)     $      2,023
                                         ===================================================================================


The components of net assets of discontinued operations included in the Company's balance sheet as assets held for sale are as follows:

x                                                                                                                PREDECESSOR
                                                                                                                  COMPANY
                                                                                                            --------------------
                                                                          December 31, 1998                    June 30, 1998
                                                                        ----------------------              --------------------
Receivables                                                             $             7,464                 $          11,595
Inventory                                                                            22,408                            30,845
                                                                        ----------------------              --------------------
  Assets held for sale - current                                        $            29,872                 $          42,440
                                                                        ======================              ====================

Property, plant and equipment, net                                      $            11,687                 $          11,903
                                                                        ----------------------              --------------------
  Assets held for sale - non-current                                    $            11,687                 $          11,903
                                                                        ======================              ====================


(5)   RELATED PARTY TRANSACTIONS

Blackstone Capital Partners II Merchant Banking Fund L. P. and its affiliates, principal owners of both the Company and Bar Technologies Inc. and subsidiaries ("Bar Tech"), plan to combine the two companies, however, the proposed business combination has not been completed to date. During the period September 8, 1998 to December 31, 1998, the Company purchased billet and bar products at market prices from Bar Tech and its subsidiary, Bliss & Laughlin Steel Company, totaling approximately $3.0 million.

In anticipation of the completion of the combination of the companies, the Company and Bar Tech are combining sales, marketing and administrative efforts in order to reduce overhead and improve customer service. The costs of such services are borne ratably by each company based on their respective sales volumes achieved through such joint efforts.

The Company participates in an inventory purchasing arrangement with Bar Tech. Under the terms of this arrangement, the Company purchases inventory products on behalf of Bar Tech and bills Bar Tech for these purchases plus an administrative fee. A similar arrangement is in place with regards to insurance. The Company purchases insurance policies for the combined company and bills Bar Tech for their respective share. As of December 31, 1998, the Company recently completed its negotiations for a two-year insurance contract for the combined company for which the terms of payment included a third-party financing arrangement.

As a result of the above, the Company had a current receivable of approximately $12.5 million and a non-current receivable of $.5 million due from Bar Tech at December 31, 1998.

(6) ENVIRONMENTAL COMPLIANCE

The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations, and accordingly, believes that it is currently in substantial compliance with such laws and regulations. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company anticipates making expenditures of approximately $1.3 million, which are covered by the Company's current reserve for environmental investigatory and control measures during the next 12 months. The reserve to cover potential current and non-current environmental liabilities was approximately $14.3 million and $14.4 million for December 31, 1998 and June 30, 1998, respectively, substantially all of which is classified as a long-term obligation in the accompanying consolidated balance sheets (except for anticipated expenditures during the next twelve months).

The reserve has been established and is monitored based on continuing reviews of the reserve, each matter comprising the reserve, and whether any new matters should be included in the reserve, using currently available information relative to enacted laws and regulations and existing technology. These reviews are performed periodically by an in-house committee comprised of representatives experienced in environmental matters from the environmental, operating and accounting departments in consultation with outside legal and technical experts, as necessary.

(7) LEGAL PROCEEDINGS

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

(8)   EMPLOYMENT AND RETIREMENT AGREEMENTS

Effective September 8, 1998, the Company entered into a five-year master collective bargaining agreement (the "Master CBA") and related settlement agreement (the "Settlement Agreement") with the United Steelworkers of America (the "USWA"). Management believes that the Master CBA will offer the Company the flexibility to rationalize its cost structure so that it may continue to invest in the business to maintain a position as a low-cost supplier. The Master CBA allows the Company to reduce the number of job classifications at all USWA-covered facilities to five from over 34 at certain facilities thereby permitting employees to be assigned a wider range of responsibilities.

The Settlement Agreement requires the Company to offer voluntary Early Retirement Buyouts ("ERB's") to at least 1,000 employees and permits the Company to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce at Republic and Bar Tech facilities by a net reduction of over 1,400 hourly employees over four years. Through December 31, 1998, 200 ERB's were accepted. Under the terms of the Settlement Agreement, if the ERB's and VSP do not achieve targeted headcount reductions, the Company will have the flexibility to reduce the hourly workforce by approximately 300 employees. Pursuant to the Master CBA, USWA represented employees will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Technologies Inc., (2) subsequent to December 31, 1998, the Company funded the pension plan with an approximate $27 million initial contribution and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999 (which is supported by a letter of credit). Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. Of the Company's aggregate pension obligation, $62.0 million is classified as a current liability and $4.8 million is classified as a long-term liability in the accompanying condensed consolidated balance sheet as of December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. However, the discussion below compares the three and six month periods ended December 31, 1998 with the three and six month periods ended December 31, 1997. Even though there may be a new basis of accounting, management believes this comparison provides more meaningful analysis of the core operations of its business. Any significant acquisition related items affecting operations are discussed where applicable.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997

Net sales from continuing operations for the three month period ended December 31, 1998 totaled $147.5 million on 226,920 net tons of steel shipments compared to net sales from continuing operations of $165.5 million and shipments of 254,274 net tons for the similar three month period in the prior year, or a 10.8 % decrease in net sales. Shipping volume also decreased 10.8% from the prior year level reflecting a continuation of the general weakening in demand within the domestic steel industry. The average selling price per ton remained relatively unchanged at approximately $650 per ton for the three month period ended December 31, 1998 compared with approximately $651 per ton for the similar three month period in the prior year.

Cost of products sold in continuing operations for the three month period ended December 31, 1998 was $139.9 million or $616 per ton shipped compared with $147.7 million or $581 per ton shipped for the similar three month period in the prior year. Manufacturing costs for the three months ended December 31, 1998 included approximately $0.3 million in signing bonuses, a base labor rate increase of $.30 per hour and $2.4 million in defined benefit costs all of which are attributable to the new five-year labor agreement. In addition, manufacturing costs for the three month period ended December 31, 1998 were adversely affected by an adjustment for vacation costs of

$1.5 million also a result of the new labor agreement. As a result of the above, cost of products sold in continuing operations was 94.8% of net sales for the three months ended December 31, 1998 as compared with 89.3% for the similar period in the prior year.

Selling, general and administrative expenses totaled approximately $17.3 million for the three month period ended December 31, 1998 compared with $10.3 million during the similar three month period in the prior year and represent approximately 11.7% and 6.2% of net sales, respectively. The increase is partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $2.9 million for the three month period ended December 31, 1998 compared to $0 in the prior year period. Also contributing to the increase in selling, general and administrative expenses for the three month period ended December 31, 1998 were one-time costs relating to the Acquisition of $0.9 million.

Net periodic postretirement benefit charges totaled approximately $1.8 million for the three month period ended December 31, 1998, or a decrease of $1.6 million, as compared with the $3.4 million in the similar period in 1997. The net change was due primarily to the establishment of a limit on the Company's liability for future medical cost increases in connection with the new five-year labor agreement. In addition, there was a reduction in the discount rate assumption from 8% to 7% and a reduction in the medical rate trend assumption from 5.5% to 4.5%.

There was no charge for non-cash ESOP charges in the three month period ended December 31, 1998 as compared with a charge of $6.9 million in the similar period of the prior year. The decrease reflects the final ESOP loan payment made during the third quarter of fiscal year 1998.

Interest expense totaled approximately $12.2 million for the three month period ended December 31, 1998 as compared with $6.6 million for similar period in 1997. The increase is the result of increased borrowings associated with the Acquisition.

The Company received a reimbursement of medical costs from the Income Maintenance Fund as agreed upon by the USWA within the terms of the new five-year labor agreement. The reimbursement of $5.4 million was recorded by the Company as miscellaneous income.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1997

Net sales from continuing operations for the six month period ended December 31, 1998 totaled $303.7 million on 460,614 net tons of steel shipments compared to net sales from continuing operations of $323.0 million and shipments of 495,104 net tons for the similar six month period in the prior year, or a 6.0% decrease in net sales. Shipping volume for the six month period ended December 31, 1998 decreased 7.0% from the prior year level reflecting a continuation of the general weakening in demand within the domestic steel industry. The decrease in shipping volume, however, was slightly offset as the average selling price per ton increased 1.0% to approximately $659 per ton for the six month period ended December 31, 1998 compared with approximately $652 per ton for the similar six month period in the prior year.

Cost of products sold in continuing operations decreased $1.9 million for the six month period ended December 31, 1998 to $288.3 million from $290.2 million for the similar period in the prior year as shipping volumes for the six month period dropped to 460,614 tons in the current year from 495,104 tons shipped in the prior year. The cost per ton was $626 per ton shipped for the six month period ended December 31, 1998 compared with $586 per ton shipped for the similar six month period in the prior year. Manufacturing costs for the six months ended December 31, 1998 included approximately $2.9 million in signing bonuses and a base labor rate increase of $.30 per hour and $2.4 million in defined benefit costs all of which are attributable to the new five-year labor agreement. In addition, manufacturing costs for the six month period ended December 31, 1998 were adversely affected by an adjustment for vacation costs of $1.5 million also a result of the new labor agreement.. The manufacturing costs for the similar six month period in the prior year benefited from a credit of approximately $3.2 million reflecting an independent re-assessment of probable environmental liabilities for certain historical waste disposal sites. As a result of the above, cost of products sold in continuing operations was 94.9% of net sales for the six months ended December 31, 1998 as compared with 89.9% for the similar period in the prior year.

Selling, general and administrative expenses totaled approximately $40.8 million for the six month period ended December 31, 1998 compared with $19.1 million during the similar six month period in the prior year and represent approximately 13.4% and 5.9% of net sales, respectively. The increase is partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $3.9 million for the six month period ended December 31, 1998. Also contributing to the increase in selling, general and administrative expenses for the six month period ended December 31, 1998 were one-time costs relating to the Acquisition of $12.1 million.

Net periodic postretirement benefit charges totaled approximately $4.5 million for the six month period ended December 31, 1998, or a decrease of $2.4 million, as compared with the $6.9 million in the similar period in 1997. The net change was due primarily to the establishment of a limit on the Company's liability for future medical cost increases in connection with the new five-year labor agreement. In addition, there was a reduction in the discount rate assumption from 8% to 7% and a reduction in the medical rate trend assumption from 5.5% to 4.5%.

There was no charge for non-cash ESOP charges in the six month period ended December 31, 1998 as compared with a charge of $13.6 million in the similar period of the prior year. The decrease reflects the final ESOP loan payment made during the third quarter of fiscal year 1998.

Interest expense totaled approximately $19.2 million for the six month period ended December 31, 1998 as compared with $13.1 million in the similar six month period of the prior year. The increase is the result of increased borrowings associated with the Acquisition.

The Company received a reimbursement of medical costs from the Income Maintenance Fund as agreed upon by the USWA with in the terms of the new five-year labor agreement. The reimbursement of $5.4 million was recorded by the Company as miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments as of December 31, 1998 totaled $3.8 million compared to $22.7 million as of June 30, 1998.

The Company's Revolving Credit Agreement, which has permitted borrowings up to $115 million expires on April 25, 2000, and is secured by the Company's receivables, inventories, subsidiary stock, short-term investments and certain intangible assets. As of June 30 and December 31, 1998, amounts outstanding under the Revolving Credit Agreement were $0 and $13.7 million, respectively. At December 31, 1998, the Company had letters of credit drawn under its Revolving Credit Agreement of approximately $47.0 million, which serves as collateral for future funding obligations to the Pension Benefit Guarantee Corporation. Amounts available under the Revolving Credit Agreement at December 31, 1998 were $40.4 million.

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

On October 28, 1994, the Ohio Water Development Authority (the "Authority") issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds (the "1994 Bonds") due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLLTM facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds (the "1996 Bonds") due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLLTM facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of December 31, 1998 the Company had available $0.3 million from the 1996 Bonds which is classified as restricted cash in the accompanying consolidated balance sheet, and zero from the 1994 Bonds.

The Acquisition by RES Acquisition of Republic was funded by a cash contribution from RES Holding to RES Acquisition of approximately $160.5 million including transaction related expenses. The Republic Acquisition and related fees and expenses were financed through i.) $95.5 million in a capital contribution by RES Holding from the sale by RES Holding of its common stock to each Blackstone and its affiliates, Veritas and HVR Holdings, L.L.C. ("HVR"), and ii.) borrowings of approximately $65.0 million under the Credit Agreement, dated September 8, 1998 between RES Holding and Chase Manhattan Bank ("Chase"), as Administrative Agent.

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

On October 29, 1998 the Company commenced a new offer to purchase any and all of the outstanding Notes at a purchase price of $1,042.30 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). The offer is scheduled to expire on June 30, 1999. The Offer is irrevocable and, while subject to certain conditions, is not subject to a financing condition. Borrowings under the Bridge Facility are subject to certain conditions. The inability on the part of the Company to borrow under the Bridge Facility to fund the Offer would likely have a material adverse affect on the financial condition, results of operations and business of the Company.

For the purpose of funding the Change of Control Offer and the Offer, the Company entered into an additional senior credit facility (the "Bridge Facility") with The Chase Manhattan Bank, DLJ Bridge Finance, Inc. and BankBoston N.A. (the "Lenders") which provides up to $208.5 million of borrowings. In connection with the Bridge Agreement, the Company granted the Lenders a lien on the CAST-ROLL TM facility, which lien is shared on an equal and ratable basis with holders of the Notes. In November 1999, outstanding borrowings under the Bridge Facility convert into long-term loans.

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

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Technologies Inc., (2) subsequent to December 31, 1998, the Company funded the pension plan with a $27 million initial contribution and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999 (which is supported by a letter of credit). As of December 31, 1998, the Company had letters of credit drawn under its Revolving Credit Agreement in an aggregate amount of approximately $47.0 million in relation to its remaining obligations. Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company is exposed to market risk from changes in interest rates for its Revolving Credit Agreement only with other debt instruments being fixed-rate. The Company is not exposed to market indexed raw material price fluctuations.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company and its subsidiaries are occasionally involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters are not expected to materially affect the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

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

         1. The covenant regarding Change of Control Offers was revised to expressly permit the Company to assign its rights under such covenant as they may relate to all or any portion of the Notes tendered in a Change of Control Offer. Pursuant to the terms of the Supplemental Indenture, to the extent of any such assignment, the Company's obligations under the covenant to purchase Notes shall be discharged if an assignee shall (i) purchase such Notes or portions thereof validly tendered and not properly withdrawn pursuant to the Change of Control offer as to which the assignment is made and (ii) deposit with the Paying Agent money sufficient to pay the purchase price of all Notes or portions thereof so tendered in connection with the assignment, whereupon such assignee shall be entitled to have delivered to it or to its nominee the Notes so purchased. Notwithstanding the foregoing, no such assignment shall relieve the Company of its obligations under the Change of Control Offer covenant in the event that an assignee shall fail to deposit with the Paying Agent money sufficient to pay the purchase price in respect of Notes or portions thereof as to which an assignment has been made. The Supplemental Indenture also indicates that nothing contained in the covenant as amended shall imply or create any liability by the assignee to any Holder should the assignee fail to make such deposit and purchase the assigned Notes nor shall any assignee have any liability in respect of the Change of Control Offer. The Supplemental Indenture also requires any Notes acquired by an assignee pursuant to an assignment by the Company or acquired by the Company and held for the account of the Company shall take the form of certificated securities and that such certificated securities bear a legend specifying certain applicable transfer restrictions.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

In anticipation of the completion of the combination (the "Combination") of the Company and Bar Technologies Inc. ("Bar Tech"), a consolidation plan (the "Consolidation Plan") has been developed which will build on initiatives already under way at Bar Tech and Republic. The Consolidation Plan is expected to create a more efficient, higher quality base of production facilities operated by a smaller and more flexible labor force under new labor agreements. The Consolidation Plan will focus on reducing operating costs primarily through headcount reductions and a multi-year capital investment program expected to exceed $300 million with the objective of rationalizing and modernizing the production facilities of the combined entity. To the extent that the Combination is delayed, the timing for full implementation of the Consolidation Plan may be extended and its cost may increase. There are several initiatives which the Company expects to pursue regardless of the timing of the Combination and the implementation of the Consolidation Plan. Depending on when the Combination is completed, measures which the Company may take prior to the Combination may include the closure of the Company's high-cost low productivity ingot route at Canton, Ohio, the expansion of the capacity of the CAST-ROLLTM facility and the closure of one hot rolling mill and one cold finishing mill, which closures may be coupled with capital investments in new facilities and/or equipment.

In addition, in order to reduce overhead and improve customer service, the Company and Bar Tech are combining their sales efforts and commencing marketing their respective steel products jointly under the combined brand name "Republic Technologies International" using a single sales force (however, each customer purchase order for steel products continues to be entered into directly with either the Company or Bar Tech, as appropriate). The costs of such joint marketing efforts are borne ratably by the Company and Bar Tech based upon their respective sales volumes achieved through such joint marketing.

The Company and Bar Tech anticipate forming a joint venture (the "Marketing JV") in the near future to further formalize the foregoing arrangements and continue to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. It is anticipated that the Marketing JV will be named "Republic Technologies International Marketing, LLC", will be owned by the Company and Bar Tech in proportions expected to be determined based upon the companies' respective sales and will fill purchase orders for steel products either by purchasing such steel products from the Company and/or Bar Tech, as appropriate for a particular order (at a price based upon the price paid for such steel products by the underlying customer, less a specified "markup" designed to cover the Marketing JV's operating expenses), or by in certain cases allocating such purchase orders to the Company or Bar Tech and receiving a sales commission designed to cover the marketing JV's operating expenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.)   Exhibits

                   (27)         Financial Data Schedule


         b.)   Reports on Form 8-K

         A report on Form 8-K was filed on December 30, 1998 by the Company to file as exhibits credit agreements and relating documents pursuant to its recent bridge financing.

         A report on Form 8-K was filed on December 29, 1998 by the Company announcing the appointment of the accounting firm of Deloitte & Touche LLP as independent accountants to audit its fiscal 1999 financial statements and the dismissal of KPMG LLP, its previous accountants.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        REPUBLIC ENGINEERED STEELS, INC.



                                        By: /s/ Thomas N. Tyrrell
                                        -------------------------
                                        Thomas N. Tyrrell
Date:  February 16, 1999                Chief Executive Officer


                                        By: /s/ Brenda K. Brown
                                        -----------------------
Date:  February 16, 1999                Vice President of Finance and Controller