Form 10-Q/A
period 1998-12-31
REPUBLIC ENGINEERED STEELS INC
filed 1999-02-19
CIK 913883

                                   FORM 10-QA
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the quarter ended December 31, 1998      Commission File Number:  0-25900
                                                                    -----------


                        REPUBLIC ENGINEERED STEELS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         52-1635079
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


       410 OBERLIN ROAD, S.W.
       MASSILLON, OHIO  44647                            (330)  837-6000
----------------------------------------        -------------------------------
(Address of principal executive offices)        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X   Yes        No
                                      -----      -----



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

                                                                                       PREDECESSOR COMPANY
                                                                                           Note 1 (c)
                                                                                   -----------------------
                                                                Three Month
                                                                Period Ended         Three Month Period
                                                              December 31, 1998    Ended December 31, 1997
                                                              -----------------    -----------------------
Net sales                                                          $ 147,507             $ 165,456

Cost of products sold (including depreciation of $5,661
   and $6,163, respectively)                                         139,889               147,726
                                                                   ---------             ---------

     Gross profit                                                      7,618                17,730

Selling expenses                                                       2,496                 1,702

General and administrative expenses                                   14,776                 8,557

Postretirement benefits charges                                        1,794                 3,426

Non-cash ESOP charges                                                     --                 6,881

Other charges (credits), net:
   Interest expense                                                   12,230                 6,575
   Interest income                                                      (148)                 (145)
   Miscellaneous, net                                                 (5,554)                  (63)
                                                                   ---------             ---------

Loss from continuing operations
  before income taxes                                                (17,976)               (9,203)

Income tax benefit                                                        --                 1,840
                                                                   ---------             ---------

Loss  from continuing operations                                     (17,976)               (7,363)

Income from discontinued operations, net of
  income tax expense of $383 (Note 4)                                     --                 1,533
                                                                   ---------             ---------

Net loss                                                           $ (17,976)            $  (5,830)
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

                                                                                   PREDECESSOR COMPANY (Note 1(c))
                                                                                -------------------------------------
                                                            Period from
                                                            September 8,          Period from             Six Month
                                                              1998 to           July 1, 1998 to          Period Ended
                                                            December 31,          September 7,           December 31,
                                                                1998                 1998                    1997
                                                            ------------        ---------------          ------------
Net sales                                                     $ 200,719             $ 102,955             $ 323,031

Cost of products sold (including depreciation of
   $7,504, $4,178 and $12,309, respectively)                    190,379                97,883               290,249
                                                              ---------             ---------             ---------

     Gross profit                                                10,340                 5,072                32,782

Selling expenses                                                  3,086                 1,216                 3,383

General and administrative expenses                              19,219                17,233                15,732

Postretirement benefits charges                                   2,389                 2,082                 6,853

Non-cash ESOP charges                                                --                    --                13,569

Other charges (credits), net:
   Interest expense                                              14,797                 4,378                13,147
   Interest income                                                 (207)                 (236)                 (278)
   Miscellaneous, net                                            (5,669)                 (153)                 (169)
                                                              ---------             ---------             ---------

Loss from continuing operations
  before income taxes                                           (23,275)              (19,448)              (19,455)

Income tax benefit                                                   --                    --                 3,896
                                                              ---------             ---------             ---------

Loss from continuing operations                                 (23,275)              (19,448)              (15,559)

Income (loss) from discontinued operations, net of
  income tax benefit (expense) of $0 and ($512),
  respectively (Note 4)                                              --                  (298)                2,023
                                                              ---------             ---------             ---------

Net loss                                                      $ (23,275)            $ (19,746)            $ (13,536)
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

                                                                                    PREDECESSOR COMPANY
                                                                                    -------------------
                                                                    December 31,          June 30,
                                                                        1998                1998
                                                                    ------------    -------------------
                                                                     (Unaudited)
 ASSETS
  Current assets:
  Cash and cash equivalents                                           $  3,760            $ 22,675
  Receivables, less allowance for doubtful accounts of
    $1,594 and $1,575, respectively                                     48,437              61,038
  Receivables due from affiliate (Note 5)                               12,519                  --
  Inventories  (Note 2)                                                151,443             124,955
  Prepaid expenses                                                       7,293               2,844
  Deferred income taxes                                                     --               7,902
  Assets held for sale  (Note 4)                                        29,872              42,440
  Other current assets                                                     856                 404
                                                                      --------            --------
     Total current assets                                              254,180             262,258
                                                                      --------            --------

Property, plant and equipment, net                                     261,957             290,721
Intangibles and other assets, net                                        9,625              24,471
Restricted cash                                                            337                 715
Deferred income taxes                                                       --              46,927
Receivables due from affiliate, non-current (Note 5)                       531                  --
Assets held for sale  (Note 4)                                          11,687              11,903
Excess purchase price over net assets acquired (Note 1(b))             175,566                  --
                                                                      --------            --------



     TOTAL ASSETS                                                     $713,883            $636,995
                                                                      ========            ========


The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31,1998 AND JUNE 30, 1998
                            (In thousands of dollars)

                                                                                                 PREDECESSOR COMPANY
                                                                                                 -------------------
                                                                                December 31,           June 30,
                                                                                   1998                  1998
                                                                                ------------     -------------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Short-term borrowings                                                  $  68,200             $      --
           Defined benefit pension obligation  (Note 8)                              62,001                    --
           Other current liabilities  (Note 6)                                      103,330               103,121
                                                                                  ---------             ---------
              Total current liabilities                                             233,531               103,121

         Long-term debt  (Note 3)                                                   293,521               273,922
         Other postretirement benefits                                               95,712               131,256
         Defined benefit pension obligation  (Note 8)                                 4,848                12,178
         Accrued environmental costs  (Note 6)                                       13,057                13,746
         Other liabilities                                                            1,035                 1,301
                                                                                  ---------             ---------
              Total liabilities                                                     641,704               535,524

         Commitments and contingencies  (Notes 3,6,7 and 8)                              --                    --

         Stockholders' equity:
           Special preferred stock, $.01 par value; one share
              authorized,  no share issued and outstanding at
              December 31, 1998, one share issued and outstanding at
              June 30, 1998, liquidation value of $1,500                                 --                     2
           Common stock, $0.01 par value; authorized 27,000,000
              shares: 19,706,578 shares issued and outstanding at
              December 31, 1998 and 19,707,923 shares issued
              at June 30, 1998                                                          197                   197
           Additional paid-in-capital                                                95,257               275,270
           Accumulated deficit                                                      (23,275)             (173,990)
                                                                                  ---------             ---------
                                                                                     72,179               101,479
         Less treasury stock, at cost, no shares at December 31, 1998
            and 1,345 shares at June 30, 1998                                            --                     8
                                                                                  ---------             ---------
              Total stockholders' equity                                             72,179               101,471
                                                                                  ---------             ---------

                                                                                  ---------             ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 713,883             $ 636,995
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


                                                                                              PREDECESSOR COMPANY
                                                                                      ---------------------------------------
                                                                  Period from            Period from            Six Month
                                                               September 8, 1998       July 1, 1998 to        Period Ended
                                                              to December 31, 1998    September 7, 1998     December 31, 1997
                                                              --------------------    -----------------     -----------------
Cash flows from operating activities:
     Net loss                                                      $ (23,275)            $ (19,746)            $ (13,536)

     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                 12,879                 4,934                14,565
        Non-cash ESOP charges                                             --                    --                14,759
        Deferred income tax benefit                                       --                    --                (3,384)
        Change in operating assets and liabilities:
          (Increase) decrease in working capital                       7,180                 1,897               (20,821)
          (Increase) decrease in other operating assets
             and liabilities                                         (12,924)                  732                   534
                                                                   ---------             ---------             ---------
               Total adjustments                                       7,135                 7,563                 5,653
                                                                   ---------             ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES                                (16,140)              (12,183)               (7,883)
                                                                   ---------             ---------             ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                      (5,178)               (6,139)               (4,936)
      Acquisition, net of cash acquired                             (156,458)                   --                    --
                                                                   ---------             ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                               (161,636)               (6,139)               (4,936)
                                                                   ---------             ---------             ---------

Cash flows from financing activities:
      Net borrowings under revolving credit facility                  13,700                    --                 5,792
      Proceeds from environmental financing                               --                    --                    75
      Proceeds from bridge loan                                       65,045                    --                    --
      Capital contribution                                            95,455                    --                    --
      Other financing activities, net                                  7,336                  (312)                  950
                                                                   ---------             ---------             ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  181,536                  (312)                6,817
                                                                   ---------             ---------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   3,760               (18,634)               (6,002)

Cash and cash equivalents-beginning of  period                            --                22,675                 6,412
                                                                   ---------             ---------             ---------

Cash and cash equivalents-end of period                            $   3,760             $   4,041             $     410
                                                                   =========             =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                           $  14,820             $       4             $  13,147
                                                                   =========             =========             =========

  Cash paid for income taxes                                       $      --             $      --             $      --
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

(2) INVENTORIES

In connection with the Acquisition, inventories at December 31, 1998 reflect a new LIFO base cost as of September 8, 1998. Inventories of the Company at December 31, 1998 and June 30, 1998 were as follows:

                                                    (in thousands)
                                                               Predecessor
                                                                  Company
                                                               -------------
                                          December 31, 1998    June 30, 1998
                                          ----------------     -------------
Raw materials                                 $ 11,426            $ 12,157
Finished and semi-finished product             138,639             111,093
Supplies, molds and stools                       1,378               1,705
                                              ========            ========
                                              $151,443            $124,955
                                              ========            ========

(3) LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                                    (in thousands)
                                                                                                Predecessor
                                                                                                  Company
                                                                                               -------------
                                                                         December 31, 1998     June 30, 1998
                                                                         -----------------     -------------
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021                   $ 53,700            $ 53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014              20,200              20,200
9 7/8% First Mortgage Notes due December 15, 2001                              203,615             200,000
Revolving Credit Agreement                                                      13,700                  --
Other                                                                            2,306                  22
                                                                              --------            --------
                                                                               293,521             273,922
Less current maturities of long-term debt                                           --                  --
                                                                              ========            ========
                                                                              $293,521            $273,922
                                                                              ========            ========



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

Summarized results of discontinued operations for the specialty steels division are as follows:

                                                                                                         PREDECESSOR COMPANY
                                                                                                    -----------------------------
                                                                                                      Period From      Six Month
                                                  Three Months Ended             Period From        July 1, 1998 to   Period Ended
                                                      December 31,          September 8, 1998 to      September 7,    December 31,
                                                  1998           1997         December 31, 1998          1998             1997
                                                --------       --------     --------------------    ---------------   -------------
Net sales                                       $ 15,058       $ 27,551            $ 21,169             $ 14,533         $ 54,468
Gross profit                                        (779)         3,624                (908)                 410            5,871
Income (loss) before income taxes                 (1,230)         1,916              (1,736)                (298)           2,535
Provision (benefit) for income taxes                  --            383                  --                   --             (512)
                                                --------       --------            --------             --------         --------
Net income (loss)                               $ (1,230)      $  1,533            $ (1,736)            $   (298)        $  2,023
                                                ========       ========            ========             ========         ========

The components of net assets of discontinued operations included in the Company's balance sheet as assets held for sale are as follows:

                                                                PREDECESSOR COMPANY
                                                                --------------------
                                           December 31, 1998       June 30, 1998
                                           -----------------    --------------------
Receivables                                     $ 7,464               $11,595
Inventory                                        22,408                30,845
                                                -------               -------
  Assets held for sale - current                $29,872               $42,440
                                                =======               =======

Property, plant and equipment, net              $11,687               $11,903
                                                -------               -------
  Assets held for sale - non-current            $11,687               $11,903
                                                =======               =======

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

On October 5, 1998, the Company commenced an offer to purchase any and all of the 9 7/8% First Mortgage Notes due 2001 (the "Notes") at a purchase price of $1,010 per $1,000 principal amount, plus accrued and unpaid interest, which offer expired on November 5, 1998. The Change of Control Offer was made by the Company in order to comply with the terms of the Indenture dated as of December 15, 1993 (the "Indenture"), between the Company and Bankers Trust Company, as trustee, governing the Notes. Approximately $28.1 million principal amount of Notes was tendered in accordance with the Change of Control Offer. The purchase of the tendered Notes was assigned to affiliates of the Lenders.

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

Statements included in this filing with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following: i.) any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans for the combination of the Company with Bar Technologies Inc.; ii.) the ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase sales, maintain high product quality and provide for customer service programs; iii.) the Company's ability to obtain favorable financing for the combined company; and iv.) the Company is subject to a variety of competitive factors such as international competition, the financial strength of its competitors and the Company's ability to establish a favorable position in the steel making and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steel making industry.

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


                                   REPUBLIC ENGINEERED STEELS, INC.



                                   By: /s/ Thomas N. Tyrrell
                                      ----------------------------------------
                                      Thomas N. Tyrrell
Date:  February 16, 1999              Chief Executive Officer


                                   By: /s/ Brenda K. Brown
                                      ----------------------------------------
Date:  February 16, 1999              Vice President of Finance and Controller