Form 10-Q/A
period 1998-12-31
REPUBLIC ENGINEERED STEELS INC
filed 1999-05-21
CIK 913883

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
                                                                    -----------


                        REPUBLIC ENGINEERED STEELS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         52-1635079
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


       3770 EMBASSY PARKWAY
       AKRON, OHIO  44333                                (330)  670-3000
----------------------------------------        -------------------------------
(Address of principal executive offices)        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X   Yes        No
                                      -----      -----



       None of the voting securities of Republic Engineered Steels, Inc.
                          are held by non-affiliates.

                        REPUBLIC ENGINEERED STEELS, INC.

                                TABLE OF CONTENTS



                                              PART I - FINANCIAL INFORMATION
      Item 1.       Financial Statements                                                                   Page No.
                    Condensed Consolidated Statements of Operations for the Three Month Periods
                    Ended December 31, 1998 and 1997                                                           3

                    Condensed Consolidated Statements of Operations for the Period from
                    September 8, 1998 to December 31, 1998, the Period from July 1, 1998
                    to September 7, 1998 and the Six Month Period Ended December 31, 1997                      4

                    Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998        5 - 6

                    Condensed Consolidated Statements of Cash Flows for the Period from
                    September 8, 1998 to December 31, 1998, the Period from July 1, 1998
                    to September 7, 1998 and the Six Month Period ended December 31, 1997                      7

                    Notes to Condensed Consolidated Financial Statements                                  8 - 14

      Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                14 - 18

      Item 3.       Quantitative & Qualitative Disclosures About Market Risk                                  18

                                              PART II - OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                         18
      Item 2.       Changes in Securities                                                                     19
      Item 3.       Defaults Upon Senior Securities                                                           19
      Item 4.       Submissions of Matters to a Vote of Security Holders                                      19
      Item 5.       Other Information                                                                    19 - 20
      Item 6.       Exhibits and Reports on Form 8-K                                                          20
                    Signatures                                                                                21

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                       PREDECESSOR COMPANY
                                                                                           Note 1 (c)
                                                                                    ------------------------

                                                            Three Month Period      Three Month Period Ended
                                                          Ended December 31, 1998       December 31, 1997
                                                          -----------------------   ------------------------
Net sales                                                          $ 147,506             $ 165,456

Cost of products sold (including depreciation of $5,661
   and $6,163, respectively)                                         139,889               147,725
                                                                   ---------             ---------

     Gross profit                                                      7,617                17,731

Selling expenses                                                       2,496                 1,703

General and administrative expenses                                   13,090                 8,241

Postretirement benefits charges                                        1,793                 3,427

Non-cash ESOP charges                                                     --                 6,881

Other charges (credits), net:
   Interest expense                                                   13,797                 6,891
   Interest income                                                      (148)                 (145)
   Miscellaneous, net                                                   (126)                  (63)
                                                                   ---------             ---------

Loss from continuing operations
  before income taxes                                                (23,285)               (9,204)

Income tax benefit                                                        --                 1,840
                                                                   ---------             ---------

Loss  from continuing operations                                     (23,285)               (7,364)

Income from discontinued operations, net of
  income tax expense of $383 (Note 4)                                     --                 1,534
                                                                   ---------             ---------

Net loss                                                           $ (23,285)            $  (5,830)
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

                                                                                   PREDECESSOR COMPANY (Note 1(c))
                                                                                -------------------------------------
                                                            Period from
                                                            September 8,          Period from             Six Month
                                                              1998 to           July 1, 1998 to          Period Ended
                                                            December 31,          September 7,           December 31,
                                                                1998                 1998                    1997
                                                            ------------        ---------------          ------------
Net sales                                                     $ 200,719             $ 102,955             $ 323,031

Cost of products sold (including depreciation of
   $7,504, $4,178 and $12,309, respectively)                    190,379                97,883               290,249
                                                              ---------             ---------             ---------

     Gross profit                                                10,340                 5,072                32,782

Selling expenses                                                  3,086                 1,216                 3,383

General and administrative expenses                              17,426                17,023                15,098

Postretirement benefits charges                                   2,389                 2,082                 6,853

Non-cash ESOP charges                                                --                    --                13,569

Other charges (credits), net:
   Interest expense                                              16,471                 4,588                13,781
   Interest income                                                 (208)                 (236)                 (278)
   Miscellaneous, net                                              (240)                 (153)                 (169)
                                                              ---------             ---------             ---------

Loss from continuing operations
  before income taxes                                           (28,584)              (19,448)              (19,455)

Income tax benefit                                                   --                    --                 3,896
                                                              ---------             ---------             ---------

Loss from continuing operations                                 (28,584)              (19,448)              (15,559)

Income (loss) from discontinued operations, net of
  income tax expense of $0 and $512,
  respectively (Note 4)                                              --                  (298)                2,023
                                                              ---------             ---------             ---------

Net loss                                                      $ (28,584)            $ (19,746)            $ (13,536)
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

                                                                                    PREDECESSOR COMPANY
                                                                                    -------------------
                                                                    December 31,          June 30,
                                                                        1998                1998
                                                                    ------------    -------------------
                                                                     (Unaudited)
 ASSETS
  Current assets:
  Cash and cash equivalents                                           $  3,760            $ 22,675
  Receivables, less allowance for doubtful accounts of
    $1,594 and $1,575, respectively                                     48,437              61,038
  Receivables due from affiliate (Note 5)                               12,519                  --
  Inventories  (Note 2)                                                151,443             124,955
  Prepaid expenses                                                       7,293               2,844
  Deferred income taxes                                                     --               7,902
  Assets held for sale  (Note 4)                                        29,872              42,440
  Other current assets                                                   4,753                 404
                                                                      --------            --------
     Total current assets                                              258,077             262,258
                                                                      --------            --------

Property, plant and equipment, net                                     261,957             290,721
Intangibles and other assets, net                                        9,625              24,471
Restricted cash                                                            337                 715
Deferred income taxes                                                       --              46,927
Receivables due from affiliate, non-current (Note 5)                       531                  --
Assets held for sale  (Note 4)                                          11,687              11,903
Excess purchase price over net assets acquired (Note 1(b))             166,360                  --
                                                                      --------            --------



     TOTAL ASSETS                                                     $708,574            $636,995
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

                                                                                                 PREDECESSOR COMPANY
                                                                                                 -------------------
                                                                                December 31,           June 30,
                                                                                   1998                  1998
                                                                                ------------     -------------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Short-term borrowings                                                  $  68,200             $      --
           Defined benefit pension obligation  (Note 8)                              62,001                    --
           Other current liabilities  (Note 6)                                      103,330               103,121
                                                                                  ---------             ---------
              Total current liabilities                                             233,531               103,121

         Long-term debt  (Note 3)                                                   293,521               273,922
         Other postretirement benefits                                               95,712               131,256
         Defined benefit pension obligation  (Note 8)                                 4,848                12,178
         Accrued environmental costs  (Note 6)                                       13,057                13,746
         Other liabilities                                                            1,035                 1,301
                                                                                  ---------             ---------
              Total liabilities                                                     641,704               535,524

         Commitments and contingencies  (Notes 3,6,7 and 8)                              --                    --

         Stockholders' equity:
           Special preferred stock, $.01 par value; one share
              authorized,  no share issued and outstanding at
              December 31, 1998, one share issued and outstanding at
              June 30, 1998, liquidation value of $1,500                                 --                     2
           Common stock, $0.01 par value; authorized 27,000,000
              shares: 19,706,578 shares issued and outstanding at
              December 31, 1998 and 19,707,923 shares issued
              at June 30, 1998                                                          197                   197
           Additional paid-in-capital                                                95,257               275,270
           Accumulated deficit                                                      (28,584)             (173,990)
                                                                                  ---------             ---------
                                                                                     66,870               101,479
         Less treasury stock, at cost, no shares at December 31, 1998
            and 1,345 shares at June 30, 1998                                            --                     8
                                                                                  ---------             ---------
              Total stockholders' equity                                             66,870               101,471
                                                                                  ---------             ---------

                                                                                  ---------             ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 708,574             $ 636,995
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


                                                                                              PREDECESSOR COMPANY
                                                                                      ---------------------------------------
                                                                  Period from            Period from            Six Month
                                                               September 8, 1998       July 1, 1998 to        Period Ended
                                                              to December 31, 1998    September 7, 1998     December 31, 1997
                                                              --------------------    -----------------     -----------------
Cash flows from operating activities:
     Net loss                                                      $ (28,584)            $ (19,746)            $ (13,536)

     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                 12,760                 4,934                14,565
        Non-cash ESOP charges                                             --                    --                14,759
        Deferred income tax benefit                                       --                    --                (3,384)
        Change in operating assets and liabilities:
          (Increase) decrease in working capital                      13,153                 1,897               (20,821)
          (Increase) decrease in other operating assets
             and liabilities                                         (13,469)                  732                   534
                                                                   ---------             ---------             ---------
               Total adjustments                                      12,444                 7,563                 5,653
                                                                   ---------             ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES                                (16,140)              (12,183)               (7,883)
                                                                   ---------             ---------             ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                      (5,178)               (6,139)               (4,936)
      Acquisition, net of cash acquired                             (156,458)                   --                    --
                                                                   ---------             ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                               (161,636)               (6,139)               (4,936)
                                                                   ---------             ---------             ---------

Cash flows from financing activities:
      Net borrowings under revolving credit facility                  13,700                    --                 5,792
      Proceeds from environmental financing                               --                    --                    75
      Proceeds from bridge loan                                       65,045                    --                    --
      Capital contribution                                            95,455                    --                    --
      Other financing activities, net                                  7,336                  (312)                  950
                                                                   ---------             ---------             ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  181,536                  (312)                6,817
                                                                   ---------             ---------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   3,760               (18,634)               (6,002)

Cash and cash equivalents-beginning of  period                            --                22,675                 6,412
                                                                   ---------             ---------             ---------

Cash and cash equivalents-end of period                            $   3,760             $   4,041             $     410
                                                                   =========             =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                           $  14,820             $       4             $  13,147
                                                                   =========             =========             =========

  Cash paid for income taxes                                       $      --             $      --             $      --
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

The condensed consolidated financial statements included in this Form 10-QA have been revised from amounts previously reported to reflect the fair value of refundable assets held in a health and welfare benefits trust at the date of Acquisition. The adjustment resulted in an increase in other current assets acquired with a corresponding decrease in the excess purchase price over the net assets acquired. Miscellaneous income for the three month and year-to-date periods ended December 31, 1998 has been reduced by $5.4 million from amounts previously reported. This represents amounts recovered during the quarter, which had previously been reported as miscellaneous income, rather than as a revision to the preliminary purchase accounting. General and administrative expenses for the three month and year-to-date periods have been decreased by $0.1 million compared to amounts previously reported, to reflect the decrease in amortization of the excess purchase price over net assets acquired. Interest expense includes a reclassification for amortization of bank financing costs previously reported in general and adminstrative expenses for the three months ended December 31, 1998 and 1997 of $1.6 million and $0.3 million, respectively, $1.7 million for the period September 8, 1998 to December 31, 1998, $0.2 million for the period from July 1, 1998 to September 7, 1998 and $0.6 million for the six months ended December 31, 1997. The financial data schedule included in Exhibit 27 has been revised to reflect such changes.

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

Summarized results of discontinued operations for the specialty steels division are as follows:

                                                                                                         PREDECESSOR COMPANY
                                                                                                    -----------------------------
                                                                                                       Period From      Six Month
                                                      Three Months                Period From        July 1, 1998 to   Period Ended
                                                  Ended December 31,          September 8, 1998 to      September 7,    December 31,
                                                  1998           1997         December 31, 1998          1998             1997
                                                --------       --------     --------------------    ---------------   -------------
Net sales                                       $ 15,058       $ 27,551            $ 21,169             $ 14,533         $ 54,468
Gross profit                                        (779)         3,624                (908)                 410            5,871
Income (loss) before income taxes                 (1,775)         1,917              (2,281)                (298)           2,535
Provision for income taxes                            --            383                  --                   --              512
                                                --------       --------            --------             --------         --------
Net income (loss)                               $ (1,775)      $  1,534            $ (2,281)            $   (298)        $  2,023
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

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Tech (2) subsequent to December 31, 1998, the Company funded the pension plan with an approximate $27 million initial contribution and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999 (which is supported by a letter of credit). Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. Of the Company's aggregate pension obligation, $62.0 million is classified as a current liability and $4.8 million is classified as a long-term liability in the accompanying condensed consolidated balance sheet as of December 31, 1998.

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

Cost of products sold in continuing operations for the three month period ended December 31, 1998 was $139.9 million or $616 per ton shipped compared with $147.7 million or $581 per ton shipped for the similar three month period in the prior year. Manufacturing costs for the three months ended December 31, 1998 included approximately $0.3 million in signing bonuses, a base labor rate increase of $.30 per hour and $2.4 million in defined benefit costs all of which are attributable to the new five-year labor agreement. In addition, manufacturing costs for the three month period ended December 31, 1998 were adversely affected by an increase in vacation costs resulting from the new labor agreement. As a result of the above, cost of products sold in continuing operations was 94.8% of net sales for the three months ended December 31, 1998 as compared with 89.3% for the similar period in the prior year.

Selling, general and administrative expenses totaled approximately $15.6 million for the three month period ended December 31, 1998 compared with $9.9 million during the similar three month period in the prior year and represent approximately 10.6% and 6.0% of net sales, respectively. The increase is partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $1.9 million for the three month period ended December 31, 1998 compared to $0 in the prior year period. Also contributing to the increase in selling, general and administrative expenses for the three month period ended December 31, 1998 were one-time costs relating to the Acquisition of $0.9 million.

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

Interest expense totaled approximately $13.8 million for the three month period ended December 31, 1998 as compared with $6.9 million for similar period in 1997. The increase is the result of increased borrowings and greater amortization of bank financing costs, both of which are associated with the Acquisition.

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

Cost of products sold in continuing operations decreased $1.9 million for the six month period ended December 31, 1998 to $288.3 million from $290.2 million for the similar period in the prior year as shipping volumes for the six month period dropped to 460,614 tons in the current year from 495,104 tons shipped in the prior year. The cost per ton was $626 per ton shipped for the six month period ended December 31, 1998 compared with $586 per ton shipped for the similar six month period in the prior year. Manufacturing costs for the six months ended December 31, 1998 included approximately $2.9 million in signing bonuses and a base labor rate increase of $.30 per hour and $2.4 million in defined benefit costs all of which are attributable to the new five-year labor agreement. In addition, manufacturing costs for the six month period ended December 31, 1998 were adversely affected by an increase in vacation costs resulting from the new labor agreement. The manufacturing costs for the similar six month period in the prior year benefited from a credit of approximately $3.2 million reflecting an independent re-assessment of probable environmental liabilities for certain historical waste disposal sites. As a result of the above, cost of products sold in continuing operations was 94.9% of net sales for the six months ended December 31, 1998 as compared with 89.9% for the similar period in the prior year.

Selling, general and administrative expenses totaled approximately $38.8 million for the six month period ended December 31, 1998 compared with $18.5 million during the similar six month period in the prior year and represent approximately 12.8% and 5.7% of net sales, respectively. The increase is partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $2.5 million for the six month period ended December 31, 1998. Also contributing to the increase in selling, general and administrative expenses for the six month period ended December 31, 1998 were one-time costs relating to the Acquisition of $12.1 million.

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

Interest expense totaled approximately $21.1 million for the six month period ended December 31, 1998 as compared with $13.8 million in the similar six month period of the prior year. The increase is the result of increased borrowings and greater amortization of bank financing costs, both of which are associated with the Acquisition.

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


                                   REPUBLIC ENGINEERED STEELS, INC.



                                   By: /s/ Thomas N. Tyrrell
                                      ----------------------------------------
                                      Thomas N. Tyrrell
Date:  May 21, 1999                   Chief Executive Officer


                                   By: /s/ Brenda K. Brown
                                      ----------------------------------------
Date:  May 21, 1999                   Vice President of Finance and Controller