Form 10-Q
period 1999-03-31
REPUBLIC ENGINEERED STEELS INC
filed 1999-05-21
CIK 913883

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the quarter ended March 31, 1999          Commission File Number: 0-25900




                        REPUBLIC ENGINEERED STEELS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)






             DELAWARE                                       52-1635079
----------------------------------------         -------------------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)





     3770 EMBASSY PARKWAY
     AKRON, OHIO  44333                                  (330) 670-3000
----------------------------------------         -------------------------------
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

                        REPUBLIC ENGINEERED STEELS, INC.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements                                           Page No.

         Condensed Consolidated Statements of Operations for the
         Quarters Ended March 31, 1999 and 1998                             3

         Condensed Consolidated Statements of Operations for the
         Period from September 8, 1998 to March 31, 1999, the Period from July 1, 1998 to September 7, 1998 and the Nine Month
         Period Ended March 31, 1998                                        4

         Condensed Consolidated Balance Sheets as of March 31, 1999
         and June 30, 1998                                              5 - 6

         Condensed Consolidated Statements of Cash Flows for the
         Period from September 8, 1998 to March 31, 1999, the Period from July 1, 1998 to September 7, 1998 and the Nine Month
         Period ended March 31, 1998                                        7

         Notes to Condensed Consolidated Financial Statements          8 - 15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    16 - 21


                      PART II - OTHER INFORMATION
                      ---------------------------

Item 1.  Legal Proceedings                                                 21
Item 2.  Changes in Securities                                          21-22
Item 3.  Defaults Upon Senior Securities                                   22
Item 4.  Submissions of Matters to a Vote of Security Holders              22
Item 5.  Other Information                                                 22
Item 6.  Exhibits and Reports on Form 8-K                               22-23
         Signatures                                                        24

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                           (In thousands of dollars)
                                  (Unaudited)

                                                                               PREDECESSOR
                                                                                 COMPANY
                                                                                Note 1 (c)
                                                                              --------------

                                                             Quarter Ended    Quarter Ended
                                                             March 31, 1999   March 31, 1998
                                                             -------------    -------------
Net sales                                                      $ 160,631         $ 188,350

Cost of products sold (including depreciation of $5,366
   and $6,161, respectively)                                     155,799           165,457
                                                               ---------         ---------

     Gross profit                                                  4,832            22,893

Selling expenses                                                   2,128             1,719

General and administrative expenses                               10,134             9,112

Postretirement benefits charges                                    1,911             3,426

Non-cash ESOP charges                                               --               2,027

Other charges (credits), net:
     Interest expense                                             13,406             6,951
     Interest income                                                (206)              (86)
     Miscellaneous, net                                             (175)             (137)
                                                               ---------         ---------

Loss from continuing operations
  before income taxes                                            (22,366)             (119)

Income tax benefit                                                  --                  24
                                                               ---------         ---------

Loss  from continuing operations                                 (22,366)              (95)

Income from discontinued operations, net of
  income tax expense of $291 (Note 4)                               --               1,165
                                                               ---------         ---------

Net (loss) income                                              $ (22,366)        $   1,070
                                                               =========         =========







The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE PERIOD FROM SEPTEMBER 8, 1998 TO MARCH 31, 1999, THE PERIOD FROM
JULY 1, 1998 TO SEPTEMBER 7, 1998 AND THE NINE MONTH PERIOD ENDED MARCH 31, 1998
                       (In thousands of dollars)
                              (Unaudited)

                                                                                PREDECESSOR COMPANY (Note 1(c))
                                                                                -------------------------------
                                                           Period from
                                                           September 8,         Period from
                                                             1998 to           July 1, 1998 to          Nine Month
                                                             March 31,           September 7,          Period Ended
                                                               1999                  1998             March 31, 1998
                                                           ------------        ---------------        --------------
Net sales                                                   $ 361,350             $ 102,955             $ 511,381

Cost of products sold (including depreciation of
   $12,870, $4,178 and $18,470, respectively)                 346,178                97,883               455,706
                                                            ---------             ---------             ---------

     Gross profit                                              15,172                 5,072                55,675

Selling expenses                                                5,214                 1,216                 5,102

General and administrative expenses                            27,560                17,023                24,210

Postretirement benefits charges                                 4,300                 2,082                10,279

Non-cash ESOP charges                                            --                    --                  15,596

Other charges (credits), net:
     Interest expense                                          29,877                 4,588                20,732
     Interest income                                             (414)                 (236)                 (364)
     Miscellaneous, net                                          (415)                 (153)                 (306)
                                                            ---------             ---------             ---------

Loss from continuing operations
  before income taxes                                         (50,950)              (19,448)              (19,574)

Income tax benefit                                               --                    --                   3,920
                                                            ---------             ---------             ---------

Loss from continuing operations                               (50,950)              (19,448)              (15,654)

Income (loss) from discontinued operations, net
of income tax expense of $0 and $803,
  respectively (Note 4)                                          --                    (298)                3,188
                                                            ---------             ---------             ---------

Net loss                                                    $ (50,950)            $ (19,746)            $ (12,466)
                                                            =========             =========             =========





The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31,1999 AND JUNE 30, 1998
                       (In thousands of dollars)

                                                                                        PREDECESSOR
                                                                                          COMPANY
                                                                                         ----------
                                                                      March 31,           June 30,
                                                                        1999                1998
                                                                      --------            --------
                                                                    (Unaudited)
          ASSETS

Current assets:
  Cash and cash equivalents                                           $  2,835            $ 22,675
  Receivables, less allowance for doubtful accounts of
    $1,614 and $1,575, respectively                                     64,942              61,038
  Receivables due from affiliate (Note 5)                               41,689                --
  Inventories  (Note 2)                                                154,726             124,955
  Prepaid expenses                                                       8,123               2,844
  Deferred income taxes                                                   --                 7,902
  Assets held for sale  (Note 4)                                        31,830              42,440
  Other current assets                                                   3,622                 404
                                                                      --------            --------
     Total current assets                                              307,767             262,258
                                                                      --------            --------

Property, plant and equipment, net                                     262,560             290,721
Intangibles and other assets, net                                        8,152              24,471
Restricted cash                                                            341                 715
Deferred income taxes                                                     --                46,927
Receivables due from affiliate, non-current (Note 5)                       531                --
Assets held for sale (Note 4)                                           11,687              11,903
Excess purchase price over net assets acquired (Note 1(b))             164,005                --
                                                                      --------            --------



     TOTAL ASSETS                                                     $755,043            $636,995
                                                                      ========            ========




The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31,1999 AND JUNE 30, 1998
                       (In thousands of dollars)

                                                                                                      PREDECESSOR
                                                                                                        COMPANY
                                                                                                       ---------
                                                                                 March 31,             June 30,
                                                                                   1999                   1998
                                                                                 ---------             ---------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
            Short-term borrowings                                                $  67,206             $    --
            Defined benefit pension obligation  (Note 9)                            36,893                  --
            Amounts due to affiliates                                                6,645                  --
            Other current liabilities                                              125,031               103,121
                                                                                 ---------             ---------
               Total current liabilities                                           235,775               103,121

            Long-term debt  (Note 3)                                               357,339               273,922
            Other postretirement benefits                                           97,108               131,256
            Defined benefit pension obligation  (Note 9)                             4,848                12,178
            Accrued environmental costs  (Note 7)                                   14,434                13,746
            Other liabilities                                                        1,035                 1,301
                                                                                 ---------             ---------
                 Total liabilities                                                 710,539               535,524

            Commitments and contingencies  (Notes 3,7,8 and 9)                        --                    --

            Stockholders' equity:
              Special preferred stock, $.01 par value; one share
                 authorized, no share issued and outstanding at March
                 31, 1999, one share issued and outstanding at June
                 30, 1998, liquidation value of $1,500                                --                       2
              Common stock, $0.01 par value; authorized 27,000,000
                 shares: 19,706,578 shares issued and outstanding at
                 March 31, 1999 and 19,707,923 shares issued
                 at June 30, 1998                                                      197                   197
              Additional paid-in-capital                                            95,257               275,270
              Accumulated deficit                                                  (50,950)             (173,990)
                                                                                 ---------             ---------
                                                                                    44,504               101,479
            Less treasury stock, at cost, no shares at March 31, 1999
               and 1,345 shares at June 30, 1998                                      --                       8
                                                                                 ---------             ---------
                 Total stockholders' equity                                         44,504               101,471
                                                                                 ---------             ---------


                                                                                 ---------             ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 755,043             $ 636,995
                                                                                 =========             =========


The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE PERIOD FROM SEPTEMBER 8, 1998 TO MARCH 31, 1999, THE PERIOD FROM
JULY 1, 1998 TO SEPTEMBER 7, 1998 AND THE NINE MONTH PERIOD ENDED MARCH 31, 1998
                       (In thousands of dollars)
                              (Unaudited)

                                                                                                  PREDECESSOR COMPANY
                                                                                      ----------------------------------------
                                                                                         Period from
                                                                Period from            July 1, 1998 to           Nine Month
                                                             September 8, 1998           September 7,           Period Ended
                                                             to March 31, 1999              1998               March 31, 1998
                                                            ---------------------     --------------------    ----------------
Cash flows from operating activities:
     Net loss                                                      $ (50,950)            $ (19,746)            $ (12,466)
     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                 22,271                 4,934                21,856
        Accretion of call premium                                      4,038                  --                    --
        Non-cash ESOP charges                                           --                    --                  16,919
        Deferred income tax benefit                                     --                    --                  (3,117)
        Change in operating assets and liabilities:
          (Increase) decrease in working capital                     (34,990)                1,897               (14,270)
          (Increase) decrease in other operating assets
             and liabilities                                          (9,855)                  732                 1,699
                                                                   ---------             ---------             ---------
               Total adjustments                                     (18,536)                7,563                23,087
                                                                   ---------             ---------             ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (69,486)              (12,183)               10,621
                                                                   ---------             ---------             ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                     (11,742)               (6,139)               (9,757)
      Acquisition, net of cash acquired                             (156,458)                 --                    --
                                                                   ---------             ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                               (168,200)               (6,139)               (9,757)
                                                                   ---------             ---------             ---------

Cash flows from financing activities:
      Net borrowings under revolving credit facility                  75,100                  --                    --
      Proceeds from environmental financing                             --                    --                     477
      Proceeds from bridge loan                                       65,045                  --                    --
      Capital contribution                                            95,455                  --                    --
      Other financing activities, net                                  4,921                  (312)                  683
                                                                   ---------             ---------             ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  240,521                  (312)                1,160
                                                                   ---------             ---------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,835               (18,634)                2,024

Cash and cash equivalents-beginning of  period                          --                  22,675                 6,412
                                                                   ---------             ---------             ---------

Cash and cash equivalents-end of period                            $   2,835             $   4,041             $   8,436
                                                                   =========             =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                           $  20,409             $       4             $  13,218
                                                                   =========             =========             =========

  Cash paid for income taxes                                       $    --               $    --               $      --
                                                                   =========             =========             =========


The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER RELATED
    INFORMATION

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

Republic is a major producer of special bar quality steel and specialty steel bar products for the automotive, heavy equipment manufacturing, aerospace and power generation industries. Special bar quality steel bars are higher quality hot-rolled and cold-finished carbon and alloy steel bars, and specialty steels are stainless, tool and vacuum re-melted steels. The Company is organized into three operating divisions: hot-rolled, cold-finished and specialty steels. In connection with its acquisition, as more fully described below, the Company intends to sell its specialty steels division, and accordingly, the accompanying condensed consolidated financial statements reflect that division as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Pursuant thereto, all revenues and expenses related to the specialty steels division have been segregated from continuing operations of Republic for all periods presented. In April 1999, the Company announced that Haynes International ("Haynes"), a leading manufacturer of nickel and cobalt based alloys, will manage its specialty steels division according to the terms of an agreement between the respective companies. The Company and Haynes are associated by common ownership.

The Company's principal customers are manufacturers in the automotive, machinery, industrial equipment, machine and hand tools and aviation and aerospace industries, as well as independent forgers who supply finished parts to the aforementioned industries. The Company also has significant sales to steel service centers.

(b)  Organization

On September 8, 1998, Blackstone Management Associates II L.L.C. ("Blackstone") and Veritas Capital Management, L.L.C. ("Veritas"), serving as general partners for limited partnerships, acquired Republic in a cash tender offer of $7.25 for each Republic common share (the "Acquisition"). RES Holding Corporation ("RES Holding") and its wholly owned subsidiary, RES Acquisition Corporation ("RES Acquisition") were formed for the purpose of acquiring Republic. The cash price paid totaled approximately $160.5 million, including transaction related expenses. The sources of funds contributed to RES Acquisition consisted of i.) $95.5 million in a capital contribution by RES Holding from the issuance of its common stock to Blackstone and its affiliates, Veritas and HVR Holdings, L.L.C. and ii.) borrowings of approximately $65.0 million under a short term bridge loan credit facility dated September 8, 1998 between RES Holding and Chase Manhattan Bank, as Administrative Agent. Republic was acquired by RES Acquisition on September 8, 1998 and subsequently, RES Acquisition was merged with and into Republic on September 21, 1998. Blackstone and Veritas intend to combine ("Combination") the Company and Bar Technologies Inc. ("Bar Tech"), a producer of special bar quality steel, also owned by Blackstone and Veritas, during 1999, subject to refinancing a significant portion of the combined companies' debt.

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. Given the timing of the Acquisition, fair value analysis of the net assets acquired, including appraisals of property and equipment, are not yet completed. Based upon preliminary assessments through March 31, 1999, the purchase price and related acquisition expenses exceeded net assets acquired by approximately $169 million.

Fair value adjustments, once finalized, may materially increase or decrease this amount. Pending completion of the fair value analysis, the preliminary excess purchase price over the estimated value of the net assets acquired is being amortized over 20 years. Upon completion of the fair value analysis, adjustments will be made to depreciate the fair value of acquired property, plant and equipment over their estimated useful lives and to amortize goodwill over a period not to exceed 40 years.

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

As discussed in Note 9, the Company plans to reduce the hourly workforce through retirement and severance programs. Subsequent to September 7, 1998, the Company recorded an increase of $16.6 million to its pension and other postretirement benefit liabilities based upon available actuarial information with a corresponding increase to the excess purchase price over net assets acquired.

(c)  Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements for the period from September 8, 1998 to March 31, 1999 and as of March 31, 1999, reflect the new basis of accounting of the Acquisition. Periods prior to September 8, 1998 (Predecessor Company) have been presented under the historical cost basis of Republic.

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

(h)  Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method. Under that method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes for the period subsequent to the Acquisition reflect the pushdown impact on the consolidated tax position resulting from a change of control. No cash payments of income taxes were made during any of the periods presented.

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

2. INVENTORIES

In connection with the Acquisition, inventories at March 31, 1999 reflect a new LIFO base cost as of September 8, 1998. Inventory amounts at June 30, 1998 are net of a $1.5 million LIFO reserve and a $2.2 million reserve to value inventories at the lower of cost or market. As a result of the new LIFO base, these reserves were $0 million at March 31, 1999. Inventories at March 31, 1999 and June 30, 1998 were as follows:


                                                     (in thousands)
                                                                 Predecessor
                                                                   Company
                                                               --------------
                                           March 31, 1999      June 30, 1998
                                           --------------      -------------
Raw materials                                 $ 12,530            $ 12,157
Finished and semi-finished product             140,383             111,093
Supplies, molds and stools                       1,813               1,705
                                              --------            --------
                                              $154,726            $124,955
                                              ========            ========

3. DEBT

Long-term debt of the Company consisted of the following:

                                                                                 (in thousands)
                                                                                                Predecessor
                                                                                                  Company
                                                                                               -------------
                                                                           March 31, 1999      June 30, 1998
                                                                           --------------      -------------
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021                   $ 53,700            $ 53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014              20,200              20,200
9 7/8% First Mortgage Notes due December 15, 2001                              206,038             200,000
Revolving Credit Agreement                                                      75,100                --
Other                                                                            2,301                  22
                                                                              --------            --------
                                                                               357,339             273,922
Less current maturities of long-term debt                                         --                  --
                                                                              --------            --------
Total long term debt                                                          $357,339            $273,922
                                                                              ========            ========



The amended and restated Revolving Credit Agreement ("Revolving Credit Agreement"), which expires April 25, 2000, permits borrowings up to $115.0 million and is secured by the Company's receivables, inventories, stock of a subsidiary, short-term investments and certain intangible assets. As of March 31, 1999 and June 30, 1998, amounts outstanding under the Revolving Credit Agreement were $75.1 million and $0, respectively. The Acquisition has not adversely affected the Company's ability to borrow under its Revolving Credit Agreement.

At March 31, 1999, the Company had letters of credit drawn under its Revolving Credit Agreement of approximately $20.0 million, which served as collateral for future funding obligations to the Pension Benefit Guarantee Corporation.

Borrowings under the Revolving Credit Agreement bear interest at a per annum rate equal to, at the Company's option, (i) the higher of the base rate of BankBoston or 1/2 percent above the Federal funds effective rate, plus 1/2 percent; or (ii) LIBOR plus 2 1/2 percent. The borrowing base under the Revolving Credit Agreement is the sum of 55 percent of "Eligible Inventory" up to a maximum of $75 million and 85 percent of "Eligible Accounts Receivable" less approximately $25.0 million of reserves. Amounts available at March 31, 1999 under the Revolving Credit Agreement were $15.4 million. Fees of 2 1/2 percent per annum on the maximum drawing amount of each standby or documentary letter of credit are payable on the date of issuance of such letter of credit. A commitment fee of 3/8 percent per annum on the average unused portion of the facility is payable quarterly. The Revolving Credit Agreement contains certain limited negative and affirmative covenants, including failure to pay interest or principal when due, inaccurate or false representations or warranties and limitations on restricted payments.

On May 6, 1999, the Revolving Credit Agreement was amended (the "Amended Agreement") to reflect the formation of Republic Technologies International Marketing LLC ("Marketing JV"), a marketing joint venture owned in equal proportions by the Company and Bar Tech (see Note 5 for further discussion.) Under the Amended Agreement the Marketing JV becomes a co-borrower and all borrowings are secured additionally by the receivables of the Marketing JV. Under the terms of the Marketing JV agreement, the Company purchases all the receivables of the Marketing JV on a discounted basis as sales are made to customers. The Amended Agreement provides a temporary increase to permitted borrowings from $115.0 million to $135.0 million until December 31, 1999. Interest rates on borrowings under the Amended Agreement have been increased for base loans to base rate plus 3/4 percent and for LIBOR loans to LIBOR rate plus 2 3/4 percent. Fees for standby or documentary letters of credit were increased to 2 3/4 percent.

On October 28, 1994, the Ohio Water Development Authority issued $20.2 million of 8 1/4% Solid Waste Revenue Bonds due 2014, on behalf of the State of Ohio, at 98% of face amount in connection with the solid waste disposal facilities installed at the CAST-ROLL(TM) facility. Additionally, on June 1, 1996, the Authority issued $53.7 million of 9.0% Solid Waste Revenue Bonds due June 1, 2021 in connection with the solid waste recycling facilities installed at the CAST-ROLL(TM) facility. The proceeds of the 1996 Bonds were used to reduce outstanding borrowings under the Revolving Credit Facility. As of March 31, 1999 the Company had available approximately $0.3 million from the 1996 Bonds which is classified as restricted cash in the accompanying condensed consolidated balance sheet, and zero from the 1994 Bonds.

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

On September 8, 1998, the Acquisition by RES Acquisition of Republic was partially funded with borrowings of approximately $65.0 million (the "RES Holding Facility") under the Credit Agreement, dated September 8, 1998 between RES Holding and The Chase Manhattan Bank ("Chase"), as Administrative Agent. The maturity of the RES Holding Facility is currently June 8, 1999, however, the Company is negotiating with its lenders to extend the maturity.

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

For the purpose of funding the Change of Control Offer and the Offer, the Company entered into an additional senior credit facility (the "Bridge Facility") with Chase, DLJ Bridge Finance, Inc. and BankBoston N. A. (the "Lenders") which provides for up to $208.5 million of borrowings. In November 1999, any outstanding loans under the Bridge Facility convert into long-term loans and accordingly, the Notes remain classified as long-term in the accompanying condensed consolidated balance sheet as of March 31, 1999.

The interest rate on borrowings under the Bridge Facility will be LIBOR (adjusted to include statutory reserves) plus a margin, increased by 0.5% every three months, subject to a maximum rate of 15.5% per annum. In the event of any borrowings under the Bridge Facility, the Company will pay certain fees and RES Holding will make available warrants to purchase a portion of the common equity of RES Holding. Such fees are subject to partial refund if the Company refinances the Bridge Facility. Any warrants will be initially held under certain circumstances in escrow and all or a portion of such warrants may be subsequently released to the Lenders or to the holders of the loans, or if the loans are refinanced, returned to RES Holding. Through March 31, 1999, no amounts have been borrowed under the Bridge Facility.

4. DISCONTINUED OPERATIONS

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

In April 1999, the Company announced that Haynes International ("Haynes"), a leading manufacturer of nickel and cobalt based alloys, will manage its specialty steels division according to the terms of an agreement between the respective companies. The Company will pay Haynes a management fee based upon the allocable portion of total costs incurred by Haynes attributable to management activities of the combined operaions. The Company and Haynes are associated by common ownership.

Summarized results of discontinued operations for the specialty steels division were as follows:

                                                                  (in thousands)
                                                                                        PREDECESSOR COMPANY
                                                                                   ---------------------------
                                                                                    Period From    Nine Month
                                            Quarters Ended          Period From     July 1, 1998  Period Ended
                                              March 31,       September 8, 1998 to  to September   March 31,
                                         1999           1998     March 31, 1999      7, 1998         1998
                                       ---------------------- --------------------  ------------  ------------
Net sales                              $ 13,059       $ 28,011       $ 34,228       $ 14,533       $ 82,479

Gross profit                             (1,304)         2,784         (2,212)           410          8,655

Income (loss) before income taxes        (2,072)         1,456         (4,353)           298          3,991

Provision for income taxes                  --             291            --             --             803
                                       --------       --------       --------       --------       --------
Net income (loss)                      $ (2,072)      $  1,165       $ (4,353)      $   (298)      $  3,188
                                       ========       ========       ========       ========       ========

The components of net assets of discontinued operations included in the Company's balance sheet as assets held for sale were as follows:

                                                     (in thousands)
                                                                 PREDECESSOR
                                                                   COMPANY
                                                               -------------
                                             March 31, 1999    June 30, 1998
                                             --------------    -------------
Receivables                                      $ 9,195          $11,595
Inventory                                         22,635           30,845
                                                 -------          -------
  Assets held for sale - current                 $31,830          $42,440
                                                 =======          =======

Property, plant and equipment, net               $11,687          $11,903
                                                 -------          -------
  Assets held for sale - non-current             $11,687          $11,903
                                                 =======          =======

5. RELATED PARTY TRANSACTIONS

Affiliates of Blackstone and Veritas currently provide certain management and financial monitoring services to the Company pursuant to an agreement between the respective parties for which the Company pays an annual advisory fee plus reimbursement of certain out-of-pocket expenses.

The Company and Bar Tech share common management and have begun to perform certain sales, marketing and administrative functions on a combined basis. This includes marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. The costs of joint functions have been borne ratably by the Company and Bar Tech based upon relative sales volumes achieved.

The Company also participates in an inventory purchasing arrangement with Bar Tech. Under the terms of this arrangement, the Company purchases materials on behalf of both companies and bills Bar Tech for its respective purchases, plus an administrative fee. During the quarter ended March 31, 1999 and the period September 8, 1998 through March 31, 1999, the Company purchased materials for Bar Tech and its subsidiary, Bliss & Laughlin Steel Company, totaling approximately $24.4 million and $33.4 million, respectively. A similar arrangement is in place with regard to insurance. The Company purchased insurance coverage for the combined company for which the costs are borne ratably by the Company and Bar Tech based on their respective share of coverage. The Company also purchased $8.7 million and $11.7 million of billet and bar products, at market prices, from Bar Tech during the quarter ended March 31, 1999 and the period September 8, 1998 through March 31, 1999, respectively.

At January 1, 1999, certain salaried employees of Bar Tech became employees of the Company. Under the terms of an employee leasing and overhead allocation agreement, the Company and Bar Tech share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities.

As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed to formalize prior efforts of the Company and Bar Tech to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Marketing JV is owned by the Company and Bar Tech in equal proportions and will fill purchase orders for steel products by purchasing such steel products from the Company and/or Bar Tech, as appropriate for a particular order, and allocating such purchase orders to the Company or Bar Tech and receiving a sales commission designed to cover the marketing JV's operating expenses. Under the terms of the agreement, the Company purchases all the receivables of the Marketing JV on a discounted basis as sales are made to customers.

The following information is a result of the Company's transactions with its affiliates as described above. The following information is as of and for the periods described below:

                                                                 (in thousands)
AS OF:                                                    March 31, 1999   June 30, 1998
                                                          --------------   -------------
Accounts receivable due from affiliates:
  Bar Technologies Inc.                                        $41,689      $   --
                                                               =======      ========
Accounts receivable due from affiliates, long-term:
  Bar Technologies Inc.                                        $   531      $   --
                                                               =======      ========
Amounts due to affiliates:
  Bar Technologies Inc.                                        $ 1,524      $   --
  Blackstone Capital Partners II                                 1,125          --
  Republic Technologies International Marketing, LLC             3,996          --
                                                               -------      --------
                                                               $ 6,645      $   --
                                                               =======      ========

FOR THE QUARTERS ENDED:                                   March 31, 1999   March 31, 1998
                                                          --------------   -------------
Net sales to affiliates:
  Bar Technologies Inc.                                        $ 1,794      $   --
  Republic Technologies International Marketing, LLC             4,712          --
                                                               -------      --------
                                                               $ 6,506      $   --
                                                               =======      ========
FOR THE NINE MONTH PERIOD ENDED:
Net sales to affiliates:
  Bar Technologies Inc.                                        $ 2,570      $   --
  Republic Technologies International Marketing, LLC             4,712          --
                                                               -------      --------
                                                               $ 7,282      $   --
                                                               =======      ========

6. SUBSEQUENT EVENT

In April 1999, the Company's principal owners, Blackstone and Veritas entered into a letter of intent with U.S. Steel Group of USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe") concerning the combination of USS/Kobe Steel Company's steelmaking and bar producing assets with those of the Company and Bar Tech. USX and Kobe would jointly own 30% of the combined operations. The combination is subject to numerous conditions including approval by the board of directors of USX and Kobe, negotiation and execution of definitive agreements, receipt of necessary government approvals, including antitrust, negotiation of a new labor agreement with the United Steel Workers of America and the refinancing of a significant portion of the combined companies' debt.

7. ENVIRONMENTAL COMPLIANCE

The Company is subject to a broad range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations, and accordingly, believes that it is currently in substantial compliance with such laws and regulations. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company anticipates making expenditures of approximately $0.1 million, which are covered by the Company's current reserve for environmental investigatory and control measures during the next 12 months. The reserve to cover potential current and non-current environmental liabilities was approximately $14.4 million at March 31, 1999 and June 30, 1998, substantially all of which is classified as a long-term obligation in the accompanying consolidated balance sheets (except for anticipated expenditures during the next twelve months).

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

8. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including environmental proceedings with governmental authorities, product liability litigation, and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. The Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

9. EMPLOYMENT AND RETIREMENT AGREEMENTS

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

The Settlement Agreement requires the Company to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits the Company to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce at Republic and Bar Tech facilities by a net reduction of over 1,400 hourly employees over four years. Subsequent to September 7, 1998, 259 ERBs were accepted. Under the terms of the Settlement Agreement, if the ERBs and VSP do not achieve targeted headcount reductions, the Company will have the flexibility to reduce the hourly workforce by approximately 300 employees in addition to the number of accepted ERBs and VSPs. Pursuant to the Master CBA, USWA represented employees will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Tech, (2) in January 1999, the Company funded the pension plan with an approximate $27 million initial contribution and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999 (which is supported by a letter of credit). Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. Of the Company's aggregate pension obligation, $36.9 million was classified as a current liability and $4.8 million was classified as a long-term liability in the accompanying condensed consolidated balance sheet as of March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. However, the discussion below compares the three and nine month periods ended March 31, 1999 with the three and nine month periods ended March 31, 1998. Even though there may be a new basis of accounting, management believes this comparison provides more meaningful analysis of the core operations of its business. Any significant acquisition related items affecting operations are discussed where applicable.

QUARTER ENDED MARCH 31, 1999 COMPARED WITH THE QUARTER ENDED MARCH 31, 1998

Net sales from continuing operations for the quarter ended March 31, 1999 totaled $160.6 million on 268,100 net tons of steel shipments compared to net sales from continuing operations of $188.4 million and shipments of 283,400 net tons for the similar quarter in the prior year, or a 14.8 % decrease in net sales. The 5.4% decrease in shipping volume from the prior year reflected the general weakening in demand within the domestic steel industry. In addition, the average selling value per ton decreased 9.9% to $599 per ton for the quarter ended March 31, 1999 compared with approximately $665 per ton for the similar quarter in the prior year. The decrease in average selling values per ton was the result of lower pricing agreements effective within the current quarter as material costs declined from the prior year and a decrease in average selling prices per ton as a reaction to the competitive environment. In addition, pricing agreements in effect during the year ago quarter included surcharges to provide for the increase of higher material costs during that period.

Cost of products sold in continuing operations for the quarter ended March 31, 1999 was $155.8 million or $581 per ton shipped compared with $165.5 million or $584 per ton shipped for the similar quarter in the prior year. Cost of products sold in continuing operations was 97.0% of net sales for the quarter ended March 31, 1999 as compared with 87.8% for the similar period in the prior year as a result of the reduction in average selling prices and manufacturing inefficiencies experienced due to lower volumes.

Selling, general and administrative expenses totaled approximately $12.3 million for the quarter ended March 31, 1999 compared with $10.8 million during the similar quarter in the prior year and represent approximately 7.7% and 5.7% of net sales, respectively. The increase in selling, general and administrative expenses was partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $2.1 million for the quarter ended March 31, 1999 compared to $0 in the prior year period and advisory fees of $.5 million related to the Company's management and financial monitoring agreement with Blackstone and Veritas.

Also affecting selling, general and administrative expenses for the quarter ended March 31, 1999 were certain cost sharing arrangements in effect between the Company and Bar Tech. Under the terms of an employee leasing and overhead allocation agreement, the Company and Bar Tech share the costs of common expenses of the combined company including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. These costs are allocated according to each company's approximate share of combined trade volumes.

Net periodic postretirement benefit charges totaled approximately $1.9 million for the quarter ended March 31, 1999, or a decrease of $1.5 million, as compared with the $3.4 million in the similar period in 1998. The net change was due primarily to the establishment of a limit on the Company's liability for future medical cost increases in connection with the new five-year labor agreement.

There were no non-cash ESOP charges in the quarter ended March 31, 1999 as compared with a charge of $2.0 million in the similar period of the prior year. The decrease reflects the final ESOP loan payment made during the third quarter of fiscal year 1998. The ESOP was eliminated in the Acquisition.

Interest expense totaled approximately $13.4 million for the quarter ended March 31, 1999 as compared with $7.0 million for the similar period in 1998. The increase in interest expense is the result of additional borrowings associated with the Acquisition and other operating requirements and the amortization of costs related to these borrowings.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1998

Net sales from continuing operations for the nine month period ended March 31, 1999 totaled $464.3 million on 728,700 net tons of steel shipments compared to net sales from continuing operations of $511.4 million and shipments of 778,500 net tons for the similar nine month period in the prior year, or a 9.2% decrease in net sales. Shipping volume for the nine month period ended March 31, 1999 decreased 6.4% from the prior year level reflecting a general weakness in demand within the domestic steel industry. In addition, the average selling price per ton decreased 3.0% to approximately $637 per ton for the nine month period ended March 31, 1999 compared with approximately $657 per ton for the similar nine month period in the prior year. The decrease in average selling values per ton was the result of lower pricing agreements effective as material costs declined from the prior year and a decrease in average selling prices per ton as a reaction to the competitive environment. In addition, pricing agreements in effect during the year ago quarter included surcharges to provide for the increases in higher material costs during that period.

Cost of products sold in continuing operations decreased $11.6 million for the nine month period ended March 31, 1999 to $444.1 million from $455.7 million for the similar period in the prior year principally due to the lower volumes as discussed above. The cost per ton was $609 per ton shipped for the nine month period ended March 31, 1999 compared with $585 per ton shipped for the similar nine month period in the prior year. Manufacturing costs for the nine months ended March 31, 1999 included approximately $2.9 million in signing bonuses and a base labor rate increase of $.30 per hour and $2.4 million in defined benefit costs all of which are attributable to the new five-year labor agreement. In addition, manufacturing costs for the nine month period ended March 31, 1999 were adversely affected by an increase in vacation costs resulting from the new labor agreement. The manufacturing costs for the similar nine month period in the prior year benefited from a credit of approximately $3.2 million reflecting an independent re-assessment of probable environmental liabilities for certain historical waste disposal sites. As a result of the above, cost of products sold in continuing operations was 95.6% of net sales for the nine months ended March 31, 1999 as compared with 89.1% for the similar period in the prior year.

Selling, general and administrative expenses totaled approximately $51.0 million for the nine month period ended March 31, 1999 compared with $29.3 million during the similar nine month period in the prior year and represent approximately 11.0% and 5.7% of net sales, respectively. The increase is partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $4.6 million for the nine month period ended March 31, 1999. Also contributing to the increase in selling, general and administrative expenses for the nine month period ended March 31, 1999 were one-time costs relating to the Acquisition of $12.9 million and advisory fees of $1.1 million related to the Company's management and financial monitoring agreement with Blackstone and Veritas.

Also affecting selling, general and administrative expenses during the nine months ended March 31, 1999 were certain cost sharing arrangements in effect between the Company and Bar Tech since October 1998. Under the terms of an employee leasing and overhead allocation agreement, the Company and Bar Tech share the costs of common expenses of the combined company including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. These costs are allocated according to each company's approximate share of combined trade volumes.

Net periodic postretirement benefit charges totaled approximately $6.4 million for the nine month period ended March 31, 1999, or a decrease of $3.9 million, as compared with the $10.3 million in the similar period in 1998. The net change was due primarily to the establishment of a limit on the Company's liability for future medical cost increases in connection with the new five-year labor agreement.

There were no non-cash ESOP charges in the nine month period ended March 31, 1999 as compared with a charge of $15.6 million in the similar period of the prior year. The decrease reflects the final ESOP loan payment made during the third quarter of fiscal year 1998. The ESOP was eliminated in the Acquisition.

Interest expense totaled approximately $34.5 million for the nine month period ended March 31, 1999 as compared with $20.7 million in the similar nine month period of the prior year. The increase in interest expense is the result of additional borrowings associated with the Acquisition and other operating requirements and the amortization of costs related to these borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments as of March 31, 1999 totaled $2.8 million compared to $22.7 million as of June 30, 1998.

As of March 31, 1999 and June 30, 1998, amounts outstanding under the Revolving Credit Agreement were $75.1 million and $0, respectively. At March 31, 1999, the Company had letters of credit drawn under its Revolving Credit Agreement of approximately $20.0 million, which serves as collateral for a contribution to be made on or before July 1, 1999, in connection with its obligations to the Pension Benefit Guarantee Corporation. Amounts available under the Revolving Credit Agreement at March 31, 1999 were $15.4 million.

On May 6, 1999, the Revolving Credit Agreement was amended (the "Amended Agreement") to reflect the formation of Republic Technologies International Marketing LLC ("Marketing JV"), a marketing joint venture owned in equal proportions by the Company and Bar Tech (see Note 5 for further discussion.) Under the Amended Agreement the Marketing JV becomes a co-borrower and all borrowings are secured additionally by the receivables of the Marketing JV. Under the terms of the Marketing JV agreement, the Company purchases all the receivables of the Marketing JV on a discounted basis as sales are made to customers. The Amended Agreement provides a temporary increase to permitted borrowings from $115.0 million to $135.0 million until December 31, 1999. Interest rates on borrowings under the Amended Agreement have been increased for base loans to base rate plus 3/4 percent and for LIBOR loans to LIBOR rate plus 2 3/4 percent. Fees for standby or documentary letters of credit were increased to 2 3/4 percent.

The Acquisition by RES Acquisition of Republic was funded by a cash contribution from RES Holding to RES Acquisition of approximately $160.5 million including transaction related expenses. The Republic Acquisition and related fees and expenses were financed through i.) $95.5 million in a capital contribution by RES Holding from the sale by RES Holding of its common stock to Blackstone and its affiliates, Veritas and HVR Holdings, L.L.C. ("HVR"), and ii.) borrowings of approximately $65.0 million (the "RES Holding Facility") under the Credit Agreement, dated September 8, 1998 between RES Holding and Chase Manhattan Bank ("Chase"), as Administrative Agent. The maturity of the RES Holding Facility is currently June 8, 1999, however, the Company is negotiating with its lenders to extend the maturity.

On October 5, 1998, the Company commenced an offer (the "Change of Control Offer") to purchase any and all of the 9 7/8% First Mortgage Notes due 2001 (the "Notes") at a purchase price of $1,010 per $1,000 principal amount, plus accrued and unpaid interest, which offer expired on November 5, 1998. The Change of Control Offer was made by the Company in order to comply with the terms of the Indenture dated as of December 15, 1993 (the "Indenture"), between the Company and Bankers Trust Company, as trustee, governing the Notes. Approximately $28.1 million principal amount of Notes was tendered in accordance with the Change of Control Offer. The purchase of the tendered Notes was assigned to affiliates of the Lenders.

On October 29, 1998 the Company commenced a new offer to purchase any and all of the outstanding Notes at a purchase price of $1,042.30 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). The offer is scheduled to expire on June 30, 1999. The Offer is irrevocable and, while subject to certain conditions, is not subject to a financing condition. Borrowings under the Bridge Facility are subject to certain conditions (see Note 3). The inability on the part of the Company to borrow under the Bridge Facility to fund the Offer would likely have a material adverse affect on the financial condition, results of operations and business of the Company.

For the purpose of funding the Change of Control Offer and the Offer, the Company entered into an additional senior credit facility (the "Bridge Facility") with Chase, DLJ Bridge Finance, Inc. and BankBoston N.A. (the "Lenders") which provides up to $208.5 million of borrowings. In connection with the Bridge Agreement, the Company granted the Lenders a lien on the CAST-ROLL(TM) facility, which lien is shared on an equal and ratable basis with holders of the Notes. In November 1999, outstanding borrowings under the Bridge Facility convert into long-term loans.

It is anticipated that the Company will refinance any remaining Notes and additional indebtedness incurred in connection with the Acquisition, in order to facilitate a business combination with Bar Tech, which is also controlled by Blackstone and Veritas. Bar Tech produces and markets hot rolled engineered and cold finished steel bar products directly to the automotive, machinery, industrial equipment and tool industries, and to cold finished bar producers, independent forgers and steel service centers.

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Technologies Inc., (2) In January 1999, the Company funded the pension plan with a $27 million initial contribution and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999, which is supported by a letter of credit. As of March 31, 1999, the Company had letters of credit drawn under its Revolving Credit Agreement in an aggregate amount of approximately $20.0 million in relation to its remaining obligations. Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments.

In April 1999, the Company's principal owners, Blackstone and Veritas entered into a letter of intent with U.S. Steel Group of USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe") concerning the combination of USS/Kobe Steel Company's steelmaking and bar producing assets with those of the Company and Bar Tech. USX and Kobe would jointly own 30% of the combined operations. The combination is subject to numerous conditions including approval by the board of directors of USX and Kobe, negotiation and execution of definitive agreements, receipt of necessary government approvals, including antitrust, negotiation of a new labor agreement with the United Steel Workers of America and the refinancing of a significant portion of the combined companies' debt.

Pending the completion of the Combination of the Company and Bar Tech, the companies are combining their sales efforts and commencing marketing their respective steel products jointly under the combined brand name "Republic Technologies International". As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed. The Marketing JV is owned by the Company and Bar Tech in equal proportions and will fill purchase orders for steel products by purchasing such steel products from the Company and/or Bar Tech, as appropriate for a particular order, and allocating such purchase orders to the Company or Bar Tech and receiving a sales commission designed to cover the Marketing JV's operating expenses. Under the terms of the agreement, the Company purchases all the receivables of the Marketing JV on a discounted basis as sales are made to customers.

The Company participates in an inventory purchasing arrangement with Bar Tech. Under the terms of this arrangement, the Company purchases materials on behalf of the combined company and bills Bar Tech for their respective share plus an administrative fee. A similar arrangement is in place with regards to insurance. The Company purchases insurance coverage for the combined companies for which the costs are borne ratably by the Company and Bar Tech based on their respective share.

At January 1, 1999, certain salaried employees of Bar Tech became employees of the Company. Under the terms of an employee leasing and overhead allocation agreement, the Company and Bar Tech share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. The Company's allocation of these net costs are based on approximate share of combined trade volumes.

The Company and Bar Tech presently perform the above mentioned functions on a combined basis and intend to further integrate operations in 1999 through the Marketing JV. As a consequence, management believes that capital resources and liquidity of the Company and Bar Tech can and will be managed on a combined basis prior to consummation of the Combination. Management has prepared fiscal 1999 financial and operational plans on a combined basis for the Company and Bar Tech. Based on these plans, even if the Combination is not consummated during 1999, management believes that the aggregate of cash flows from combined operations, available funds under existing credit agreements and funds expected to be available to refinance certain acquisition-related debt of the Company, will be sufficient in 1999 to enable both the Company and Bar Tech to meet their debt service requirements when due and to fund their capital expenditures, working capital and general corporate requirements, although there can be no assurances with respect thereto.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
Year 2000
The Year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive orders or manufacture product, ship inventory, process transactions, send invoices, deposit cash, or engage in other normal business activities. The inability of business processes to function properly in year 2000 could have adverse effects on companies and entities throughout the world.

The Company and Bar Tech have developed integrated plans to address issues related to the impact of Year 2000 in both companies in four major areas: infrastructure, business applications, plant applications and suppliers.

The infrastructure portion of the program addresses wide and local area networks, servers, personal computing, telecommunications systems and software, fax and facility security systems. Each location's equipment has been inventoried and assessed for Year 2000 problems. Some facilities have completed the remediation process through replacement or upgrade, and have been tested. As of March 31, 1999, this portion of the program is approximately 75% complete. The remaining facilities are scheduled to be completed by September 1999.

The Company is currently assessing the impact of the Year 2000 issue as it relates to its suppliers and customers to identify the extent to which the Company may be vulnerable in the event those parties fail to properly resolve their own Year 2000 issues. Readiness questionnaires were sent to the Company's supplier base. Less than 25% of the suppliers surveyed responded.

As part of the Year 2000 readiness plan, the Company is continuing to assess the risks associated with the potential system failures of its suppliers, banks, utilities and internal systems. The Company is developing contingency plans for these failures, which may include, but are not limited to the use of alternative suppliers and developing alternative manual systems.

The cost of the Year 2000 project is estimated at $10.0 million and is being funded through operating cash flows. The Company has to date incurred $9.7 million of costs and expects to incur the remaining amounts through year 2000. Costs incurred to date include a $7.1 million investment in a project to install a new manufacturing and financial system that was terminated with the Acquisition. The cost of the abandoned project was written off in the Company's purchase accounting adjustments, which resulted in a corresponding increase in the excess purchase price over net assets acquired. The cost of replacement hardware and software will be capitalized as appropriate according to the Company's capital policies and amortized over the applicable useful lives.

The Company presently believes that it has effective plans in place to anticipate and resolve the potential Year 2000 issues. In the event, however, that the Company does not properly and fully anticipate and resolve all Year 2000 issues, there can be no assurance that Year 2000 issues will not materially impact and adversely effect the Company's results of operations or its relationships with third parties.

The estimated costs and dates by which the Company believes it will have completed its objectives are based on management's best estimates, which rely on numerous assumptions regarding future events, including the availability of certain key resources, third-party remediation plans, and other factors. These estimates, however, may prove to be inaccurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with the appropriate training and experience, the ability to accurately identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000 issues may lead to possible third-party claims, the impact of which cannot be estimated at this time. No assurances can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.

The Company currently believes that the most reasonably likely worst case scenario for its operations with respect to the Year 2000 issue would be the inability to sustain its current level of shipments, inability to bill or invoice and a decrease in operational efficiency as a result of the increase in manual processing efforts. This could result in potential lost sales and profits. The Company is continuing to develop its contingency plans to address these potential disruptions to its business.

Forward Looking Statements
Statements included in this filing with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following: i.) any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans for the combination of the Company with Bar Technologies Inc. and USX/Kobe; ii.) the ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase sales, maintain high product quality and provide for customer service programs; iii.) the Company's ability to obtain favorable financing for the combined company; and iv.) the ability of the Company and its major suppliers to remedy its Year 2000 issues timely and in a cost-effective manner. The Company is subject to a variety of competitive factors such as international competition, the financial strength of its competitors and the Company's ability to establish a favorable position in the steel making and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steel making industry.

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

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company and its subsidiaries are occasionally involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters are not expected to materially affect the Company's consolidated financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

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



ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         a.) Exhibits

         (10.1)(f)         Amendment No. 3 to Second Amended and Restated
                           Revolving Credit Agreement dated May 6, 1999 between the Company, Republic Technologies International
                           Marketing LLC and a group of banks with BankBoston,
                           N. A., as agent, filed herewith.

         (10.34) Agreement between the Company and Bar Technologies Inc. in connection with the formation of Republic Technologies International Marketing, LLC, dated March 1, 1999 and filed herewith.


         (27)              Financial Data Schedule


         b.) Reports on Form 8-K
                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REPUBLIC ENGINEERED STEELS, INC.



                                     By: /s/ Thomas N. Tyrrell
                                     -------------------------------
                                     Thomas N. Tyrrell
Date:  May 21, 1999                  Chief Executive Officer


                                     By: /s/ Brenda K. Brown
                                     -------------------------------
Date:  May 21, 1999                  Vice President of Finance and Controller