Form 10-Q/A
period 1998-12-31
REPUBLIC ENGINEERED STEELS INC
filed 1999-07-22
CIK 913883

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




                        REPUBLIC ENGINEERED STEELS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       52-1635079
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


     3770 EMBASSY PARKWAY
      AKRON, OHIO  44333                                 (330) 670-3000
----------------------------------------       ---------------------------------
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

                        REPUBLIC ENGINEERED STEELS, INC.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements                                                                Page No.

            Condensed Consolidated Statements of Operations for the Three Month
            Periods Ended December 31, 1998 and 1997                                                   3

            Condensed Consolidated Statements of Operations for the Period from
            September 8, 1998 to December 31, 1998, the Period from July 1, 1998 to September 7, 1998 and the Six Month Period Ended December 31,
            1997                                                                                       4

            Condensed Consolidated Balance Sheets as of December 31, 1998 and
            June 30, 1998                                                                          5 - 6

            Condensed Consolidated Statements of Cash Flows for the Period from
            September 8, 1998 to December 31, 1998, the Period from July 1, 1998 to September 7, 1998 and the Six Month Period ended December 31,
            1997                                                                                       7

            Notes to Condensed Consolidated Financial Statements                                  8 - 15

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                15 - 19

Item 3.     Quantitative & Qualitative Disclosures About Market Risk                                  20

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.     Legal Proceedings                                                                         20
Item 2.     Changes in Securities                                                                20 - 21
Item 3.     Defaults Upon Senior Securities                                                           21
Item 4.     Submissions of Matters to a Vote of Security Holders                                      21
Item 5.     Other Information                                                                         21
Item 6.     Exhibits and Reports on Form 8-K                                                          22
            Signatures                                                                                23


                         PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
              REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                            (In thousands of dollars)
                                   (Unaudited)


                                                                      PREDECESSOR
                                                                      COMPANY
                                                                      Note 1 (c)
                                                                      ----------------

                                                     Three Month
                                                     Period Ended
                                                     December 31,
                                                     1998             Three Month
                                                    (as restated -    Period Ended
                                                     See Note 1(m))   December 31, 1997
                                                    ---------------   -----------------
Net sales                                               $ 147,506     $ 165,456

Cost of products sold (including depreciation of
$5,661 and $6,163, respectively)                          139,889       147,725
                                                        ---------     ---------

     Gross profit                                           7,617        17,731

Selling expenses                                            2,496         1,703

General and administrative expenses                        13,090         8,241

Postretirement benefits charges                             1,793         3,427

Non-cash ESOP charges                                          --         6,881

Workforce reduction charges (Note 1(b))                    18,708            --

Other charges (credits), net:
     Interest expense                                      13,797         6,891
     Interest income                                         (148)         (145)
     Miscellaneous, net                                      (126)          (63)
                                                        ---------     ---------

Loss from continuing operations
  before income taxes                                     (41,993)       (9,204)

Income tax benefit                                             --         1,840
                                                        ---------     ---------

Loss from continuing operations                           (41,993)       (7,364)

Income from discontinued operations, net of
  income tax expense of $383 (Note 4)                          --         1,534
                                                        ---------     ---------

Net loss                                                $ (41,993)    $  (5,830)
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

                                                                   PREDECESSOR COMPANY (Note 1(c))
                                                                   ------------------------------

                                                    Period from
                                                    September 8,
                                                      1998 to
                                                    December 31,     Period from       Six Month
                                                        1998       July 1, 1998 to   Period Ended
                                                   (as restated -    September 7,    December 31,
                                                   See Note 1(m))       1998             1997
                                                   --------------  ---------------   ------------
Net sales                                            $ 200,719       $ 102,955         $ 323,031

Cost of products sold (including depreciation of
 $7,504, $4,178 and $12,309, respectively)             190,379          97,883           290,249
                                                     ---------       ---------         ---------

     Gross profit                                       10,340           5,072            32,782

Selling expenses                                         3,086           1,216             3,383

General and administrative expenses                     17,426          17,023            15,098

Postretirement benefits charges                          2,389           2,082             6,853

Non-cash ESOP charges                                       --              --            13,569

Workforce reduction charges (Note 1(b))                 18,708              --                --

Other charges (credits), net:
     Interest expense                                   16,471           4,588            13,781
     Interest income                                      (208)           (236)             (278)
     Miscellaneous, net                                   (240)           (153)             (169)
                                                     ---------       ---------         ---------

Loss from continuing operations
  before income taxes                                  (47,292)        (19,448)          (19,455)

Income tax benefit                                          --              --
                                                                                           3,896
                                                     ---------       ---------         ---------

Loss from continuing operations                        (47,292)        (19,448)          (15,559)

Income (loss) from discontinued operations, net of
 income tax expense of $0 and $512,
 respectively (Note 4)                                      --            (298)            2,023
                                                     ---------       ---------         ---------

Net loss                                             $ (47,292)      $ (19,746)        $ (13,536)
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


                                                                         PREDECESSOR
                                                                           COMPANY
                                                                         -----------

                                                          December 31,
                                                              1998
                                                          (as restated -  June 30,
                                                          See Note 1(m))    1998
                                                           -----------   -----------
                                                           (Unaudited)
  ASSETS

 Current assets:
  Cash and cash equivalents                                  $  3,760   $ 22,675
  Receivables, less allowance for doubtful accounts of
    $1,594 and $1,575, respectively                            48,437     61,038
  Receivables due from affiliate (Note 5)                      12,519         --
  Inventories (Note 2)                                        151,443    125,343
  Prepaid expenses                                              7,293      2,844
  Deferred income taxes                                            --      7,902
  Assets held for sale (Note 4)                                29,872     42,052
  Other current assets                                          4,753        404
                                                             --------   --------
     Total current assets                                     258,077    262,258
                                                             --------   --------

Property, plant and equipment, net                            261,957    290,721
Intangibles and other assets, net                               9,625     24,471
Restricted cash                                                   337        715
Deferred income taxes                                              --     46,927
Receivables due from affiliate, non-current (Note 5)              531         --
Assets held for sale  (Note 4)                                 11,687     11,903
Excess purchase price over net assets acquired (Note 1(b))    147,652         --
                                                             --------   --------


     TOTAL ASSETS                                            $689,866   $636,995
                                                             ========   ========






The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31,1998 AND JUNE 30, 1998
                            (In thousands of dollars)

                                                                                        PREDECESSOR
                                                                                          COMPANY
                                                                                        -----------

                                                                           December 31,
                                                                              1998
                                                                         (as restated -   June 30,
                                                                         See Note 1(m))    1998
                                                                         --------------  ---------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
          Short-term borrowings                                             $  68,200    $      --
          Defined benefit pension obligation (Note 8)                          62,001           --
          Other current liabilities (Note 6)                                  103,330      103,121
                                                                            ---------    ---------
             Total current liabilities                                        233,531      103,121

        Long-term debt (Note 3)                                               293,521      273,922
        Other postretirement benefits                                          95,712      131,256
        Defined benefit pension obligation (Note 8)                             7,339       12,178
        Accrued environmental costs (Note 6)                                   13,057       13,746
        Other liabilities                                                       1,035        1,301
                                                                            ---------    ---------
             Total liabilities                                                644,195      535,524

        Commitments and contingencies (Notes 3,6,7 and 8)                          --           --

        Stockholders' equity:
          Special preferred stock, $.01 par value; one share
             authorized,  no share issued and outstanding at December 31,
             1998, one share issued and outstanding at June 30,
             1998, liquidation value of $1,500                                     --            2
          Common stock, $0.01 par value; authorized 27,000,000
             shares: 19,706,578 shares issued and outstanding at
             December 31, 1998 and 19,707,923 shares issued
             at June 30, 1998
                                                                                  197          197
          Additional paid-in-capital                                           95,257      275,270
          Accumulated other comprehensive loss                                 (2,491)          --
          Accumulated deficit                                                 (47,292)    (173,990)
                                                                            ---------    ---------
                                                                               45,671      101,479
        Less treasury stock, at cost, no shares at December 31, 1998
           and 1,345 shares at June 30, 1998                                       --            8
                                                                            ---------    ---------
             Total stockholders' equity                                        45,671      101,471
                                                                            ---------    ---------

                                                                            ---------    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 689,866    $ 636,995
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


                                                                                 PREDECESSOR COMPANY
                                                                            ------------------------------
                                                          Period from
                                                       September 8, 1998
                                                         to December 31,      Period from       Six Month
                                                             1998           July 1, 1998 to   Period Ended
                                                         (as restated -       September 7,    December 31,
                                                         See Note 1(m))           1998            1997
                                                       -----------------    ---------------   ------------
Cash flows from operating activities:
     Net loss                                             $ (47,292)           $ (19,746)       $ (13,536)
     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                        12,760                4,934           14,565
        Non-cash ESOP charges                                    --                   --           14,759
        Deferred income tax benefit                              --                   --           (3,384)
        Change in operating assets and liabilities:
          (Increase) decrease in working capital             13,153                1,897          (20,821)
          (Increase) decrease in other operating assets
             and liabilities                                  5,239                  732              534
                                                          ---------            ---------        ---------
               Total adjustments                             31,152                7,563            5,653
                                                          ---------            ---------        ---------
NET CASH USED IN OPERATING ACTIVITIES                       (16,140)             (12,183)          (7,883)
                                                          ---------            ---------        ---------

Cash flows from investing activities:
      Additions to property, plant and equipment             (5,178)              (6,139)          (4,936)
      Acquisition, net of cash acquired                    (156,458)                  --               --
                                                          ---------            ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                      (161,636)              (6,139)          (4,936)
                                                          ---------            ---------        ---------

Cash flows from financing activities:
      Net borrowings under revolving credit facility         13,700                   --            5,792
      Proceeds from environmental financing                      --                   --               75
      Proceeds from bridge loan                              65,045                   --               --
      Capital contribution                                   95,455                   --               --
      Other financing activities, net                         7,336                 (312)             950
                                                          ---------            ---------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         181,536                 (312)           6,817
                                                          ---------            ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,760              (18,634)          (6,002)

Cash and cash equivalents-beginning of  period                   --               22,675            6,412
                                                          ---------            ---------        ---------

Cash and cash equivalents-end of period                   $   3,760            $   4,041        $     410
                                                          =========            =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                  $  14,820            $       4        $  13,147
                                                          =========            =========        =========

  Cash paid for income taxes                              $      --            $      --        $      --
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

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. Given the timing of the Acquisition, fair value analysis of the net assets acquired, including appraisals of property and equipment, are not yet completed. Based upon preliminary assessments through December 31, 1998, the purchase price and related acquisition expenses exceeded net assets acquired by approximately $159.3 million. Fair value adjustments, once finalized, may materially increase or decrease this number. Pending completion of the fair value analysis, the preliminary excess purchase price over the estimated value of the net assets acquired is being amortized over 20 years. Upon completion of the fair value analysis, adjustments will be made to depreciate the fair value of acquired property, plant and equipment over their estimated useful lives and to amortize goodwill over a period not to exceed 40 years.

In connection with the Acquisition, the Company has developed preliminary plans to rationalize and discontinue operations at certain manufacturing locations. Management is conducting a detailed evaluation to finalize the timing and extent of the further rationalization of the operations. As discussed in Note 8, the Company plans to reduce the hourly workforce through voluntary retirement and severance programs. These programs and the anticipated workforce reductions are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as charges to operations as the offers for early retirement benefits and voluntary severance programs are accepted by the employees and intended to be awarded by the Company. These workforce reductions are intended to be implemented over the next several years. Through December 31, 1998, the Company incurred $18.7 million of workforce reduction charges for early retirement benefits, including increased pension and other postretirement obligations and special termination payments.

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

(j) Comprehensive Income

During fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive loss for the three month period ended December 31, 1998, the period from September 8, 1998 to December 31, 1998, the period from July 1, 1998 to September 7, 1998 and the three and six month periods ended December 1997 is as follows:


                                            (in thousands)
                                                                          PREDECESSOR COMPANY
                                                                          (Note 1(c))
                                                                          -------------------------------
                                                                            Period From       Six Month
                             Three Months Ended    Period From            July 1, 1998 to    Period Ended
                                December 31,       September 8, 1998 to     September 7,     December 31,
                              1998        1997     December 31, 1998            1998            1997
                           ---------   ---------   ------------------     --------------     ------------
Net loss                   $ (41,993)  $ (5,830)            $ (47,292)       $(19,746)       $ (13,536)
Other comprehensive loss      (2,491)        --                (2,491)             --               --
                           ---------   --------    ------------------        --------        ---------
Total comprehensive loss   $ (44,484)  $ (5,830)            $ (49,783)       $(19,746)       $ (13,536)
                           =========   ========    ==================        ========        =========

Other comprehensive loss in each of the periods above is comprised solely of an additional minimum pension liability, net of $0 income tax effects.

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

(l) Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

(m) Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 1998, the Company's management determined that benefits associated with Early Retirement Buyouts and Voluntary Severance Plans should have been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS 88 requires that an employer that offers special termination benefits to employees shall recognize a liability and a loss when the employees accept the offer and the amount can be reasonably estimated and an employer that provides contractual termination benefits shall recognize a liability and a loss when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. As a result, the accompanying financial statements as of December 31, 1998, for the three months ended December 31, 1998 and for the period from September 8, 1998 to December 31, 1998 have been restated from the amounts previously reported to properly account for the transactions identified. A summary of the significant effects of the restatement is as follows:


                                                        (in thousands of dollars)
                                                          AS
                                                      PREVIOUSLY
                                                       REPORTED   AS RESTATED
                                                      ----------  -----------
CONDENSED CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 1998:
      Excess purchase price over net assets acquired   $166,360   $147,652
      Defined benefit pension obligation                  4,848      7,339
      Accumulated other comprehensive loss                   --      2,491
      Accumulated deficit                                28,584     47,292

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998:
      Workforce reduction charges                      $     --   $ 18,708
      Net loss                                           23,285     41,993

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 8, 1998 TO
DECEMBER 31, 1998:
      Workforce reduction charges                      $     --   $ 18,708
      Net loss                                           28,584     47,292

CONSOLIDATED OTHER COMPREHENSIVE LOSS DATA
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998:
      Other comprehensive loss                         $     --   $  2,491
      Total comprehensive loss                           23,285     44,484

CONSOLIDATED OTHER COMPREHENSIVE LOSS DATA
FOR THE PERIOD FROM SEPTEMBER 8, 1998 TO
DECEMBER 31, 1998:
      Other comprehensive loss                         $     --   $  2,491
      Total comprehensive loss                           28,584     49,783


(2) INVENTORIES

In connection with the Acquisition, inventories at December 31, 1998 reflect a new LIFO base cost as of September 8, 1998. Inventories of the Company at December 31, 1998 and June 30, 1998 were as follows:


                                                (in thousands)
                                                           Predecessor
                                                             Company
                                                          -------------
                                     December 31, 1998    June 30, 1998
                                     -----------------    -------------
Raw materials                            $ 11,426           $ 12,157
Finished and semi-finished product        138,639            111,481
Supplies, molds and stools                  1,378              1,705
                                         --------           --------
                                         $151,443           $125,343
                                         ========           ========

(3) LONG-TERM DEBT

Long-term debt of the Company consists of the following:


                                                                                  (in thousands)
                                                                                            Predecessor
                                                                                              Company
                                                                                           -------------
                                                                     December 31, 1998     June 30, 1998
                                                                     -----------------     -------------
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021              $ 53,700             $ 53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014         20,200               20,200
9 7/8% First Mortgage Notes due December 15, 2001                         203,615              200,000
Revolving Credit Agreement                                                 13,700                   --
Other                                                                       2,306                   22
                                                                         --------             --------
                                                                          293,521              273,922
Less current maturities of long-term debt                                      --                   --
                                                                         --------             --------
                                                                         $293,521             $273,922
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

Summarized results of discontinued operations for the specialty steels division are as follows:

                                                              (in thousands)
                                                                                     PREDECESSOR COMPANY
                                                                                ------------------------------
                                                                                    Period From      Six Month
                                      Three Months Ended    Period From           July 1, 1998 to   Period Ended
                                        December 31,        September 8, 1998 to    September 7,    December 31,
                                      1998        1997      December 31, 1998           1998           1997
                                    --------    --------   ---------------------  ---------------   ------------
Net sales                           $ 15,058    $ 27,551        $ 21,169             $ 14,533         $ 54,468
Gross profit                            (779)      3,624            (908)                 410            5,871
Income (loss) before income taxes     (1,775)      1,917          (2,281)                (298)           2,535
Provision for income taxes                --         383              --                   --              512
                                    --------    --------        --------             --------         --------
Net income (loss)                   $ (1,775)   $  1,534        $ (2,281)            $   (298)        $  2,023
                                    ========    ========        ========             ========         ========


The components of net assets of discontinued operations included in the Company's balance sheet as assets held for sale are as follows:


                                                 (in thousands)

                                                             PREDECESSOR
                                                               COMPANY
                                                            -------------
                                       December 31, 1998    June 30, 1998
                                       -----------------    -------------
Receivables                                $  7,464           $ 11,595
Inventory                                    22,408             30,457
                                           --------           --------
  Assets held for sale - current           $ 29,872           $ 42,052
                                           ========           ========

Property, plant and equipment, net         $ 11,687           $ 11,903
                                           --------           --------
  Assets held for sale - non-current       $ 11,687           $ 11,903
                                           ========           ========


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

The Company has entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the Acquisition or the prospective combination with Bar Tech, (2) subsequent to December 31, 1998, the Company funded the pension plan with an approximate $27 million initial contribution and (3) the Company will make an additional contribution to such pension plan in the amount of $20 million on or before July 1, 1999 (which is supported by a letter of credit). Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. Of the Company's aggregate pension obligation, $62.0 million is classified as a current liability and $4.8 million is classified as a long-term liability in the accompanying condensed consolidated balance sheet as of December 31, 1998.

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

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997

Net sales from continuing operations for the three month period ended December 31, 1998 totaled $147.5 million on 226,920 net tons of steel shipments compared to net sales from continuing operations of $165.5 million and shipments of 254,274 net tons for the similar three month period in the prior year, or a 10.8% decrease in net sales.

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

Following the Acquisition, the Company began to implement a multi-year plan to significantly reduce its hourly workforce. The workforce reductions are expected to be achieved through a combination of early retirement buyouts, voluntary severance plans and attrition. During the three months ended December 31, 1998, the Company incurred $18.7 million of workforce reduction changes for early retirement benefits including increased pension and other postretirement benefit obligations and special termination payments.

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

Following the Acquisition, the Company began to implement a multi-year plan to significantly reduce its hourly workforce. The workforce reductions are expected to be achieved through a combination of early retirement buyouts, voluntary severance plans and attrition. During the six months ended December 31, 1998, the Company incurred $18.7 million of workforce reduction changes for early retirement benefits including increased pension and other postretirement benefit obligations and special termination payments.

Interest expense totaled approximately $21.1 million for the six month period ended December 31, 1998 as compared with $13.8 million in the similar six month period of the prior year. The increase is the result of increased borrowings and greater amortization costs, both of which are associated with the Acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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


                                        REPUBLIC ENGINEERED STEELS, INC.



Date:  July 21, 1999                    By:  /s/ Thomas N. Tyrrell
                                        --------------------------
                                        Thomas N. Tyrrell
                                        Chief Executive Officer


Date:  July 21, 1999                    By:  /s/ Brenda K. Brown
                                        ------------------------
                                        Brenda K. Brown
                                        Vice President of Finance and Controller