Form 10-Q/A
period 1999-03-31
REPUBLIC ENGINEERED STEELS INC
filed 1999-07-22
CIK 913883

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



                        REPUBLIC ENGINEERED STEELS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)






                       DELAWARE                                                           52-1635079
--------------------------------------------------------------                  ----------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)



     3770 EMBASSY PARKWAY
     AKRON, OHIO  44333                                                                  (330) 670-3000
--------------------------------------------------------------                  ----------------------------------
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

                                X   Yes      No
                               ----     ----






  None of the voting securities of Republic Engineered Steels, Inc. are held by non-affiliates.

                        REPUBLIC ENGINEERED STEELS, INC.

                                TABLE OF CONTENTS



                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------

Item 1.     Financial Statements                                                                Page No.
            Condensed  Consolidated  Statements of Operations  for the Quarters Ended March
            31, 1999 and 1998                                                                          3

            Condensed  Consolidated  Statements of Operations for the Period from September
            8, 1998 to March 31,  1999,  the Period from July 1, 1998 to  September 7, 1998
            and the Nine Month Period Ended March 31, 1998                                             4

            Condensed Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998           5 - 6

            Condensed  Consolidated  Statements of Cash Flows for the Period from September
            8, 1998 to March 31,  1999,  the Period from July 1, 1998 to  September 7, 1998
            and the Nine Month Period ended March 31, 1998                                             7

            Notes to Condensed Consolidated Financial Statements                                  8 - 17

Item 2.     Management's  Discussion  and  Analysis of Financial  Condition  and Results of
            Operations                                                                           17 - 22


                                      PART II - OTHER INFORMATION
                                      ---------------------------

Item 1.     Legal Proceedings                                                                         23
Item 2.     Changes in Securities                                                                     23
Item 3.     Defaults Upon Senior Securities                                                           24
Item 4.     Submissions of Matters to a Vote of Security Holders                                      24
Item 5.     Other Information                                                                         24
Item 6.     Exhibits and Reports on Form 8-K                                                          24
            Signatures                                                                                25

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                                               PREDECESSOR
                                                                                 COMPANY
                                                                                Note 1 (c)
                                                                            ----------------

                                                           Quarter Ended
                                                           March 31, 1999
                                                            (as restated -  Quarter Ended March
                                                            See Note 1(m))       31, 1998
                                                          ----------------   ---------------
Net sales                                                 $       160,631    $       188,350

Cost of products sold (including depreciation of $5,366
  and $6,161, respectively)                                       155,799            165,457
                                                          ---------------    ---------------

     Gross profit                                                   4,832             22,893

Selling expenses                                                    2,128              1,719

General and administrative expenses                                 9,900              9,112

Postretirement benefits charges                                     1,911              3,426

Non-cash ESOP charges                                                --                2,027

Workforce reduction charges (Note 1(b))                            21,454               --


Other charges (credits), net:
     Interest expense                                              13,406              6,951
     Interest income                                                 (206)               (86)
     Miscellaneous, net                                              (175)              (137)
                                                          ---------------    ---------------

Loss from continuing operations
  before income taxes                                             (43,586)              (119)

Income tax benefit                                                   --                   24
                                                          ---------------    ---------------

Loss  from continuing operations                                  (43,586)               (95)

Income from discontinued operations, net of
  income tax expense of $291 (Note 4)                                --                1,165
                                                          ---------------    ---------------

Net (loss) income                                         $       (43,586)   $         1,070
                                                          ===============    ===============


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

                                                                                        PREDECESSOR COMPANY (Note 1(c))
                                                                                  ---------------------------------------------
                                                        Period from
                                                        September 8,
                                                        1998 to                    Period from
                                                        March 31, 1999           July 1, 1998 to              Nine Month
                                                        (as restated -            September 7,              Period Ended
                                                        See Note 1(m))                1998                  March 31, 1998
                                                      ------------------       ------------------       ------------------
Net sales                                             $          361,350       $          102,955       $          511,381

Cost of products sold (including depreciation of
   $12,870, $4,178 and $18,470, respectively)                    346,178                   97,883                  455,706
                                                      ------------------       ------------------       ------------------

     Gross profit                                                 15,172                    5,072                   55,675

Selling expenses                                                   5,214                    1,216                    5,102

General and administrative expenses                               27,326                   17,023                   24,210

Postretirement benefits charges                                    4,300                    2,082                   10,279

Non-cash ESOP charges                                               --                       --                     15,596

Workforce reduction charges (Note 1(b))                           40,162                     --                       --

Other charges (credits), net:
     Interest expense                                             29,877                    4,588                   20,732
     Interest income                                                (414)                    (236)                    (364)
     Miscellaneous, net                                             (415)                    (153)                    (306)
                                                      ------------------       ------------------       ------------------

Loss from continuing operations
  before income taxes                                            (90,878)                 (19,448)                 (19,574)

Income tax benefit                                                  --                       --                      3,920
                                                      ------------------       ------------------       ------------------

Loss from continuing operations                                  (90,878)                 (19,448)                 (15,654)

Income (loss) from discontinued operations, net
  of income tax expense of $0 and $803,
  respectively (Note 4)                                             --                       (298)                   3,188
                                                      ------------------       ------------------       ------------------

Net loss                                              $          (90,878)      $          (19,746)      $          (12,466)
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


                                                                                           PREDECESSOR
                                                                                             COMPANY
                                                                                       -----------------
                                                                   March 31, 1999
                                                                   (as restated -           June 30,
                                                                   See Note 1(m))             1998
                                                                -------------------    -----------------
                                                                    (Unaudited)
  ASSETS

  Current assets:
  Cash and cash equivalents                                     $           2,835      $          22,675
  Receivables, less allowance for doubtful accounts of
    $1,614 and $1,575, respectively                                        64,942                 61,038
  Receivables due from affiliate (Note 5)                                  41,689                   --
  Inventories  (Note 2)                                                   154,726                125,343
  Prepaid expenses                                                          8,123                  2,844
  Deferred income taxes                                                      --                    7,902
  Assets held for sale  (Note 4)                                           31,830                 42,052
  Other current assets                                                      3,622                    404
                                                                -----------------      -----------------
     Total current assets                                                 307,767                262,258
                                                                -----------------      -----------------

Property, plant and equipment, net                                        262,560                290,721
Intangibles and other assets, net                                           8,152                 24,471
Restricted cash                                                               341                    715
Deferred income taxes                                                        --                   46,927
Receivables due from affiliate, non-current (Note 5)                          531                   --
Assets held for sale  (Note 4)                                             11,687                 11,903
Excess purchase price over net assets acquired (Note 1(b))                144,896                   --
                                                                -----------------      -----------------



     TOTAL ASSETS                                               $         735,934      $         636,995
                                                                =================      =================



The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED STEELS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31,1999 AND JUNE 30, 1998
                            (In thousands of dollars)

                                                                                                     PREDECESSOR
                                                                                                       COMPANY
                                                                                                 -----------------
                                                                          March 31, 1999
                                                                           (as restated -             June 30,
                                                                           See Note 1(m))               1998
                                                                         -----------------       -----------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings                                                  $          67,206       $            --
  Defined benefit pension obligation  (Note 9)                                      36,893                    --
  Amounts due to affiliates                                                          6,645                    --
  Other current liabilities                                                        125,031                 103,121
                                                                         -----------------       -----------------
     Total current liabilities
                                                                                   235,775                 103,121

Long-term debt (Note 3)                                                            357,339                 273,922
Other postretirement benefits                                                      103,056                 131,256
Defined benefit pension obligation (Note 9)                                         36,976                  12,178
Accrued environmental costs (Note 7)                                                14,434                  13,746
Other liabilities                                                                    1,035                   1,301
                                                                         -----------------       -----------------
     Total liabilities                                                             748,615                 535,524

Commitments and contingencies  (Notes 3,7,8 and 9)                                    --                      --

Stockholders' equity (deficit):
  Special preferred stock, $.01 par value; one share
     authorized,  no share issued and outstanding at March
     31, 1999, one share issued and outstanding at June 30,
     1998, liquidation value of $1,500                                                --                         2
  Common stock, $0.01 par value; authorized 27,000,000 shares:
     19,706,578 shares issued and outstanding at March 31, 1999 and
     19,707,923 shares issued at June 30, 1998                                         197                     197
  Additional paid-in-capital                                                        95,257                 275,270
  Accumulated other comprehensive loss                                             (17,257)                   --
  Accumulated deficit                                                              (90,878)               (173,990)
                                                                         -----------------       -----------------
                                                                                   (12,681)                101,479

Less treasury stock, at cost, no shares at March 31, 1999
   and 1,345 shares at June 30, 1998                                                  --                         8
                                                                         -----------------       -----------------
     Total stockholders' equity (deficit)                                          (12,681)                101,471
                                                                         -----------------       -----------------


                                                                         -----------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $         735,934       $         636,995
                                                                         =================       =================


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

                                                                                               PREDECESSOR COMPANY
                                                                                      ---------------------------------------

                                                                Period from
                                                             September 8, 1998         Period from
                                                             to March 31, 1999       July 1, 1998 to           Nine Month
                                                               (as restated -          September 7,            Period Ended
                                                               See Note 1(m))              1998               March 31, 1998
                                                             -----------------       -----------------       -----------------
Cash flows from operating activities:
     Net loss                                                $         (90,878)      $         (19,746)      $         (12,466)
     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                   22,037                   4,934                  21,856
        Accretion of call premium                                        4,038                    --                      --
        Non-cash ESOP charges                                             --                      --
                                                                                                                        16,919
        Deferred income tax benefit                                       --                      --
                                                                                                                        (3,117)
        Change in operating assets and liabilities:
          (Increase) decrease in working capital                       (34,990)                  1,897                 (14,270)
          (Increase) decrease in other operating assets
             and liabilities                                            30,307                     732                   1,699
                                                             -----------------       -----------------       -----------------
               Total adjustments                                        21,392                   7,563                  23,087
                                                             -----------------       -----------------       -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (69,486)                (12,183)                 10,621
                                                             -----------------       -----------------       -----------------

Cash flows from investing activities:
      Additions to property, plant and equipment                       (11,742)                 (6,139)                 (9,757)
      Acquisition, net of cash acquired                               (156,458)                   --                      --
                                                             -----------------       -----------------       -----------------
NET CASH USED IN INVESTING ACTIVITIES                                 (168,200)                 (6,139)                 (9,757)
                                                             -----------------       -----------------       -----------------

Cash flows from financing activities:
      Net borrowings under revolving credit facility                    75,100                    --                      --
      Proceeds from environmental financing                               --                      --                       477
      Proceeds from bridge loan                                         65,045                    --                      --
      Capital contribution                                              95,455                    --                      --
      Other financing activities, net                                    4,921                    (312)                    683

                                                             -----------------       -----------------       -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    240,521                    (312)                  1,160
                                                             -----------------       -----------------       -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,835
                                                                                               (18,634)                  2,024

Cash and cash equivalents-beginning of  period                            --                    22,675                   6,412
                                                             -----------------       -----------------       -----------------

Cash and cash equivalents-end of period                      $           2,835       $           4,041       $           8,436
                                                             =================       =================       =================

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                     $          20,409       $               4       $          13,218
                                                             =================       =================       =================

  Cash paid for income taxes                                 $            --         $            --         $            --
                                                             =================       =================       =================

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

The Acquisition has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the Acquisition gave rise to a new basis of accounting. Given the timing of the Acquisition, fair value analysis of the net assets acquired, including appraisals of property and equipment, are not yet completed. Based upon preliminary assessments through March 31, 1999, the purchase price and related acquisition expenses exceeded net assets acquired by approximately $150 million. Fair value adjustments, once finalized, may materially increase or decrease this amount. Pending completion of the fair value analysis, the preliminary excess purchase price over the estimated value of the net assets acquired is being amortized over 20 years. Upon completion of the fair value analysis, adjustments will be made to depreciate the fair value of acquired property, plant and equipment over their estimated useful lives and to amortize goodwill over a period not to exceed 40 years.

In connection with the Acquisition, the Company has developed preliminary plans to rationalize and discontinue operations at certain manufacturing locations. As discussed in Note 9, the Company plans to reduce the hourly workforce through retirement and severance programs. These programs and the anticipated workforce reductions are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as charges to operations as the offers for early retirement benefits and voluntary severance programs are accepted by the employees and intended to be awarded by the Company. These workforce reductions are intended to be implemented over the next several years. Through March 31, 1999, the Company incurred $40.2 million of workforce reduction charges for early retirement benefits, including increased pension and other postretirement obligations and special termination payments.

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

(j)   Comprehensive Income

During fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive loss for the three month period ended March 31, 1999, the period from September 8, 1998 to March 31, 1999, the period from July 1, 1998 to September 7, 1998 and the three and nine month periods ended March 1998 is as follows:

                                                                     (in thousands)
                                                                                                PREDECESSOR COMPANY
                                                                                                    (Note 1(c))
                                                                                        ---------------------------------------
                                                                                            Period From         Nine Month
                                      Three Months Ended              Period From           July 1, 1998        Period Ended
                                          March 31,                September 8, 1998 to    to September 7,        March 31,
                                   1999               1998            March 31, 1999             1998                1998
                          -----------------------------------------------------------------------------------------------------
Net loss                  $          (43,586)  $            1,070  $          (90,878)  $          (19,746)  $          (12,466)
Other comprehensive loss             (14,766)                --               (17,257)                --                   --
                          =====================================================================================================
Total comprehensive loss  $          (58,352)  $            1,070  $         (108,135)  $          (19,746)  $          (12,466)
                          =====================================================================================================

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

(m) Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 1999, the Company's management determined that benefits associated with Early Retirement Buyouts and Voluntary Severance Plans should have been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements & Curtailments of Defined

Benefit Pension Plans and for Termination Benefits." SFAS 88 requires that an employer that offers special termination benefits to employees shall recognize a liability and a loss when the employees accept the offer and the amount can be reasonably estimated and an employer that provides contractual termination benefits shall recognize a liability and a loss when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. As a result, the accompanying financial statements as of March 31, 1999, for the three months ended March 31, 1999 and for the period from September 8, 1998 to March 31, 1999 have been restated from the amounts previously reported to properly account for the transactions identified. A summary of the significant effects of the restatement is as follows:

                                                        (in thousands of dollars)

                                                           AS
                                                        PREVIOUSLY       AS
                                                         REPORTED      RESTATED
                                                      ------------  ------------
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 1999:
      Excess purchase price over net assets acquired  $    164,005  $    144,896
      Other postretirement benefits                         97,108       103,056
      Defined benefit pension obligation                     4,848        36,976
      Accumulated other comprehensive loss                    --           2,491
      Accumulated deficit                                   50,950        90,878

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999
      General and administrative expenses             $     10,134  $      9,900
      Workforce reduction charges                             --          21,454
      Net loss                                              22,366        43,586

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 8, 1998 TO MARCH 31,
1999:
      General and administrative expenses             $     27,560  $     27,326
      Workforce reduction charges                             --          40,162
      Net loss                                              50,950        90,878

CONSOLIDATED OTHER COMPREHENSIVE LOSS DATA FOR THE
THREE MONTHS ENDED MARCH 31, 1999:
      Other comprehensive loss                        $       --    $     14,766
      Total comprehensive loss                              22,366        58,352

CONSOLIDATED OTHER COMPREHENSIVE LOSS DATA FOR THE
PERIOD FROM SEPTEMBER 8, 1998 TO MARCH 31, 1999:
      Other comprehensive loss                        $       --    $     17,257
      Total comprehensive loss                              50,950       108,135

2.    INVENTORIES

In connection with the Acquisition, inventories at March 31, 1999 reflect a new LIFO base cost as of September 8, 1998. Inventory amounts at June 30, 1998 are net of a $2.4 million LIFO reserve and a $2.2 million reserve to value inventories at the lower of cost or market. As a result of the new LIFO base, these reserves were $0 million at March 31, 1999. Inventories at March 31, 1999 and June 30, 1998 were as follows:


                                              (in thousands)
                                                       Predecessor
                                                         Company
                                                     ---------------
                                    March 31, 1999    June 30, 1998
                                    ---------------  ---------------

Raw materials                       $        12,530  $        12,157
Finished and semi-finished product          140,383          111,481
Supplies, molds and stools                    1,813            1,705
                                    ===============  ===============
                                    $       154,726  $       125,343
                                    ===============  ===============

3.    DEBT

Long-term debt of the Company consisted of the following:

                                                                              (in thousands)
                                                                                       Predecessor
                                                                                         Company
                                                                                     ---------------
                                                                     March 31, 1999   June 30, 1998
                                                                    ---------------  ---------------
9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021         $        53,700  $        53,700
8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014           20,200           20,200
9 7/8% First Mortgage Notes due December 15, 2001                           206,038          200,000
Revolving Credit Agreement                                                   75,100             --
Other                                                                         2,301               22
                                                                    ---------------  ---------------
                                                                            357,339          273,922
Less current maturities of long-term debt                                      --               --
                                                                    ---------------  ---------------
Total long term debt                                                $       357,339  $       273,922
                                                                    ===============  ===============

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

On May 6, 1999, the Revolving Credit Agreement was amended (the "Amended Agreement") to reflect the formation of Republic Technologies International Marketing LLC ("Marketing JV"), a marketing joint venture owned in equal proportions by the Company and Bar Tech (see Note 5 for further discussion.) Under the Amended Agreement, the Marketing JV becomes a co-borrower and all borrowings are secured additionally by the receivables of the Marketing JV. Under the terms of the Marketing JV agreement, the Company purchases all the receivables of the Marketing JV on a discounted basis as sales are made to customers. The Amended Agreement provides a temporary increase to permitted borrowings from $115.0 million to $135.0 million until December 31, 1999. Interest rates on borrowings under the Amended Agreement have been increased for base rate loans to base rate plus 3/4 percent and for LIBOR loans to LIBOR rate plus 2 3/4 percent. Fees for standby or documentary letters of credit were increased to 2 3/4 percent.

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

In April 1999, the Company announced that Haynes International ("Haynes"), a leading manufacturer of nickel and cobalt based alloys, will manage its specialty steels division according to the terms of an agreement between the respective companies. The Company will pay Haynes a management fee based upon the allocable portion of total costs incurred by Haynes attributable to management activities of the combined operations. The Company and Haynes are associated by common ownership.

Summarized results of discontinued operations for the specialty steels division were as follows:

                                                                         (in thousands)
                                                                                               PREDECESSOR COMPANY
                                                                                        ---------------------------------
                                                                                            Period From      Nine Month
                                              Quarters Ended              Period From     July 1, 1998 to   Period Ended
                                                 March 31,           September 8, 1998 to   September 7,      March 31,
                                           1999            1998         March 31, 1999         1998             1998
                                   --------------------------------------------------------------------------------------
Net sales                          $        13,059   $        28,011  $        34,228   $        14,533   $        82,479
Gross profit                                (1,304)            2,784           (2,212)              410             8,655
Income (loss) before income taxes           (2,072)            1,456           (4,353)             (298)            3,991
Provision for income taxes                    --                 291             --                --                 803
                                   --------------------------------------------------------------------------------------
Net income (loss)                  $        (2,072)  $         1,165  $        (4,353)  $          (298)  $         3,188
                                   ======================================================================================

The components of net assets of discontinued operations included in the Company's balance sheet as assets held for sale were as follows:

                                                                                          (in thousands)
                                                                                                             PREDECESSOR
                                                                                                               COMPANY
                                                                                                      --------------------------
                                                                           March 31, 1999                   June 30, 1998
                                                                       -----------------------        --------------------------
Receivables                                                            $            9,195             $          11,595
Inventory                                                                          22,635                        30,457
                                                                       -----------------------        --------------------------
  Assets held for sale - current                                       $           31,830             $          42,052
                                                                       =======================        ==========================

Property, plant and equipment, net                                     $           11,687             $          11,903
                                                                       -----------------------        --------------------------
  Assets held for sale - non-current                                   $           11,687             $          11,903
                                                                       =======================        ==========================


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

The following information is a result of the Company's transactions with its affiliates as described above. The following information is as of and for the periods described below:

                                                                                  (in thousands)
AS OF:                                                           March 31, 1999                    June 30, 1998
                                                             -----------------------          ------------------------
Accounts receivable due from affiliates:
  Bar Technologies Inc.                                      $             41,689             $               --
                                                             =======================          ========================

Accounts receivable due from affiliates, long-term:
  Bar Technologies Inc.                                      $                531             $               --
                                                             =======================          ========================

Amounts due to affiliates:
  Bar Technologies Inc.                                      $              1,524             $               --
  Blackstone Capital Partners II                                            1,125                             --
  Republic Technologies International Marketing, LLC                        3,996                             --
                                                             -----------------------          ------------------------
                                                             $              6,645             $               --
                                                             =======================          ========================


FOR THE QUARTERS ENDED:                                          March 31, 1999                   March 31, 1998
                                                             -----------------------          ------------------------
Net sales to affiliates:
  Bar Technologies Inc.                                      $              1,794             $               --
  Republic Technologies International Marketing, LLC                        4,712                             --
                                                             -----------------------          ------------------------
                                                             $              6,506             $               --
                                                             =======================          ========================
FOR THE NINE MONTH PERIOD ENDED:
 Net sales to affiliates:
  Bar Technologies Inc.                                      $              2,570             $               --
  Republic Technologies International Marketing, LLC                        4,712                             --
                                                             -----------------------          ------------------------
                                                             $              7,282             $               --
                                                             =======================          ========================

6.   SUBSEQUENT EVENTS

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

On July 1, 1999, the Company borrowed $208.5 million under its Bridge Facility to fund the Offer to repurchase the Notes (see Note 3). A portion of the Notes was purchased pursuant to a tender offer, which was completed June 30, 1999.
The remaining proceeds from the Bridge Facility were placed in escrow to fund the redemption of the remaining outstanding Notes. The Notes have been called for redemption and the redemption is expected to be completed on August 2, 1999.

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

Selling, general and administrative expenses totaled approximately $12.0 million for the quarter ended March 31, 1999 compared with $10.8 million during the similar quarter in the prior year and represent approximately 7.5% and 5.7% of net sales, respectively. The increase in selling, general and administrative expenses was partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $1.9 million for the quarter ended March 31, 1999 compared to $0 in the prior year period and advisory fees of $.5 million related to the Company's management and financial monitoring agreement with Blackstone and Veritas.

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

Following the Acquisition, the Company began to implement a multi-year plan to significantly reduce its hourly workforce. The workforce reductions are expected to be achieved through a combination of early retirement buyouts, voluntary severance plans and attrition. During the three month period ended March 31, 1999, the Company incurred $21.5 million of workforce reduction changes for early retirement benefits including increased pension and other postretirement benefit obligations and special termination payments.

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

Selling, general and administrative expenses totaled approximately $50.8 million for the nine month period ended March 31, 1999 compared with $29.3 million during the similar nine month period in the prior year and represent approximately 10.9% and 5.7% of net sales, respectively. The increase is partially due to amortization of the excess purchase price over net assets acquired resulting from the Acquisition totaling $4.6 million for the nine month period ended March 31, 1999. Also contributing to the increase in selling, general and administrative expenses for the nine month period ended March 31, 1999 were one-time costs relating to the Acquisition of $12.9 million and advisory fees of $1.1million related to the Company's management and financial monitoring agreement with Blackstone and Veritas.

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

Following the Acquisition, the Company began to implement a multi-year plan to significantly reduce its hourly workforce. The workforce reductions are expected to be achieved through a combination of early retirement buyouts, voluntary severance plans and attrition. During the nine month period ended March 31, 1999, the Company incurred $40.2 million of workforce reduction changes for early retirement benefits including increased pension and other postretirement benefit obligations and special termination payments.

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

On May 6, 1999, the Revolving Credit Agreement was amended (the "Amended Agreement") to reflect the formation of Republic Technologies International Marketing LLC ("Marketing JV"), a marketing joint venture owned in equal proportions by the Company and Bar Tech (see Note 5 for further discussion.) Under the Amended Agreement, the Marketing JV becomes a co-borrower and all borrowings are secured additionally by the receivables of the Marketing JV. Under the terms of the Marketing JV agreement, the Company purchases all the receivables of the Marketing JV on a discounted basis as sales are made to customers. The Amended Agreement provides a temporary increase to permitted borrowings from $115.0 million to $135.0 million until December 31, 1999. Interest rates on borrowings under the Amended Agreement have been increased for base rate loans to base rate plus 3/4 percent and for LIBOR loans to LIBOR rate plus 2 3/4 percent. Fees for standby or documentary letters of credit were increased to 2 3/4 percent.

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

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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